Form 10QSB
period 1998-08-31
NBG RADIO NETWORK INC
filed 1998-11-03
CIK 1059366

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

         XXX  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: August 31, 1998

         ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from:_____ to:_____

                             NBG RADIO NETWORK, INC.
             (Exact name of registrant as specified in its charter)

      Nevada, USA                           88-0362102
------------------------             ------------------------
(Place of Incorporation)             (IRS Employer ID Number)

               520 SW 6(th) Avenue, Suite 750, Portland, OR 97204
               --------------------------------------------------
              (Address of registrant's principal executive office)


                                 (503) 802-4724
                         -----------------------------
                        (Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xxx No
                                       ---    ---

The number of shares of each class of common stock outstanding as of
August 31, 1998:                                    10,091,694

Transitional Small Business Disclosure Format  Yes      No xxx
                                                  ---      ---

                        NBG RADIO NETWORK, INC.

                           INDEX TO FORM 10-Q

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Balance Sheet:
         - August 31, 1998 and August 31, 1997...............................3

         Statement of Operations:
         - For the Three Months Ended
           August 31, 1998 and August 31, 1997...............................4

         Statement of Cash Flow:
         - For the Three Months Ended
           August 31, 1998 and August 31, 1997...............................5

         Notes to Financial Statements.......................................6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................8

PART II - OTHER INFORMATION.................................................10

                             NBG RADIO NETWORK, INC.
                                    FORM 10Q
                             NBG RADIO NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1998 AND 1997
                                    UNAUDITED

                                        August 31,     August 31,
                                           1998           1997
                                        ----------     -----------
ASSETS
Current Assets
     Cash and cash equivalents          $2,414,202     $   35,918
     Accounts receivable, net              904,648        207,744
     Inventory                             737,750        821,969
     Other current assets                  206,616         14,061
     Deferred tax asset                        468            468
                                        ----------     -----------
          Total Current Assets          $4,263,684     $1,080,160

Property and equipment, net             $  129,774     $   97,496
                                        ----------     -----------
TOTAL ASSETS                            $4,393,458     $1,177,656
                                        ----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                   $  142,739     $  143,510
     Other current liabilities                   0         73,948
     Current portion of long term debt     153,084        251,433
                                        ----------     -----------
          Total Current Liabilities     $  295,823     $  468,891
                                        ----------     -----------

Other Liabilities
     Long term debt                     $  354,590     $  367,263
     Deferred income tax                    10,327          5,914
                                        ----------     -----------
          Total Other Liabilities       $  364,917     $  373,177

Stockholders' Equity
     Common stock, $0.001 par value;
       authorized 20,000,000 shares,
       issued and outstanding
       10,091,694                       $1,009,169     $      500
     Additional paid in capital          2,676,832        188,973
     Subscribed shares                           0        305,000
     Retained earnings                      46,717       (158,885)
                                        ----------     -----------
          Total Stockholders' Equity    $3,732,718     $  335,558
                                        ----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY    $4,393,458     $1,177,656

The accompanying notes are an integral part of these unaudited financial statements.

                            NBG RADIO NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                   UNAUDITED

                                    Three months ended      Nine months ended
                                        August 31,              August 31,
                                     ------------------     ------------------
                                    1998        1997        1998        1997
                                    -------------------     ------------------
REVENUES
      Advertising income            $ 489,792 $ 440,173     $1,842,687 $ 583,290
      Promotion income                 24,000         0         24,000         0
      Music production income           3,972     5,905         17,577    13,624
                                    --------- ---------     ----------  --------
            Total Revenue           $ 517,764 $ 446,078     $1,884,264   596,914

COST OF SALES                          53,198    59,288        350,671    93,725
                                    --------- ---------     ----------  --------
GROSS PROFIT                        $ 464,566 $ 386,790     $1,533,593   503,189
                                    --------- ---------     ----------  --------

GENERAL AND ADMINISTRATIVE EXPENSES
      Advertising                   $  80,837 $  20,556     $  120,639 $  24,799
      Wages and employee benefits     126,795    76,611        352,501   204,598
      Rent                             12,222     9,170         36,530    43,471
      Interest                         43,041    41,869         56,134    43,677
      Depreciation                     12,157     5,258         20,834    14,103
      Professional fees                56,160    13,231         89,958    65,178
      Other                           259,152    99,221        599,540   189,011
                                    --------- ---------     ----------  --------
Total General and Administrative    $ 590,364 $ 265,916     $1,276,136 $ 584,837

Net income before taxes            ($125,798) $ 120,874     $  257,457 ($ 81,648)

Income tax expense                         0          0              0         0
                                    --------- ---------     ----------  --------
Net income                         ($125,789) $ 120,874     $  257,457 ($ 81,648)
                                    --------- ---------     ----------  --------
Net gain or (loss) per share          ($0.02)    $0.10          $0.10     ($0.07)
                                    --------- ---------     ----------  --------

The accompanying notes are an integral part of these unaudited financial statements.

                             NBG RADIO NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                    UNAUDITED

                                                     Nine months ended
                                                        August 31,
                                                       1998        1997
                                                     ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net gain or (loss)                              $  257,457  $ (81,648)
     Adjustments to reconcile net income to cash
        Provided by operating activities:
           Shares issued for services                    50,000          0
           Depreciation                                  20,834     14,103
     Changes in operating assets and liabilities:
           Accounts receivable                         (690,763) (134,280)
           Inventory                                     14,441    (59,181)
           Other current assets                        (192,276)   (14,061)
           Accounts payable                              (1,403)    61,092
           Other current liabilities                   (108,412)    51,038
                                                     ----------  ---------
Net Cash Flows From Operating Activities             $ (650,122) $(162,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of equipment                        $  (58,330) $ (11,232)
                                                     ----------  ---------
Net Cash Flows From Investing Activities             $  (58,330) $ (11,232)
                                                     ----------  ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                        $  116,268  $       0
     Exercised warrants                                 569,430          0
     Exercised stock options                            335,590          0
     Private placement proceeds                       2,000,000          0
     Payments on long term debt                        (131,567)   (65,373)
     Shares issued for debt                             120,240          0
                                                     ----------  ---------
Net Cash Flows From Financing Activities             $3,009,961 $  (65,373)
                                                     ----------  ---------
Net increase (decrease) in cash and
     cash equivalents                                $2,301,509 $ (239,542)
Cash and cash equivalents at the beginning of
     the period                                      $  112,693 $  275,460
                                                     ----------  ---------
Cash and Cash Equivalents at the end of the
     period                                          $2,414,202 $   35,918
                                                     ----------  ---------

The accompanying notes are an integral part of these unaudited financial statements.

                             NBG RADIO NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            August 31, 1998 and 1997

NOTE 1: ORGANIZATION AND BUSINESS ACTIVITY.

NBG Radio Network, Inc. was incorporated under the laws of the State of Nevada on March 27, 1996. The Company produces and syndicates radio programs to over 1500 radio stations across the country

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions have been eliminated.

REVENUE RECOGNITION - The Company recognizes revenues from the sale of commercial advertising when the buyer has made and unconditional commitment to secure air time on the network and the Company has completed the act of fulfilling the advertising during the secured time. Barter revenue from the sale of commercial radio spots is recognized at the time the commercial spots have aired on the network.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

INVENTORIES - Inventories consist of radio programs and production sound libraries and are stated at the lower of cost (first in first out basis) or market. Inventories are classified as current assets because management anticipates that they will turnover in one year or less. The cost of inventories are expensed as cost of sales when they are sold.

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is calculated on a straight line basis over the estimated useful lives of the assets ranging from 7 to 31 years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.

DIVIDEND POLICY - The Company anticipates that for the foreseeable future, its earnings will be retained for use in its business and no cash dividends will be paid. Declaration and payments of dividends will remain with the discretion of the Company's board of directors and will depend on the Company's growth, profitability, financial condition and other factors which the board of directors may deem appropriate.

EARNINGS PER SHARE - The computation of earnings per share is based upon the weighted average number of share outstanding during the period.

COMMON STOCK - In March of 1996, 475,000 shares of common stock were issued for $180,000. In September of 1996, 25,000 shares of common stock were transferred to an officer of the Company in exchange for services rendered valued at $9,473. Also in September of 1996, inventory was acquired in exchange for 10,000 subscribed common shares at a value of $5,000.

In November of 1996, the Company completed a private placement in which 600,000 units were subscribed for $300,000. Each unit consists of one common share and one warrant. The warrants were immediately exercisable and tradeable after the closing of the offering. Each warrant entitled the holder to purchase one additional share at a price of $1.00 per share during a six month period after the closing of the offering. The warrants were extended to expire on August 31, 1998.

In July 1998, the Company completed a private placement in which 250,000 units were issued for $500,000. Each unit consists of one common share and one warrant. The warrants are immediately exercisable and tradeable after the closing of the offering. Each warrant entitled the holder to purchase one additional share at a price of $2.25 during the eighteen month period ending January 31, 2000, or if not exercised by this date, the holder can purchase one additional share at a price of $2.50 with an expiration date of July 31, 2001.

In July 1998, the Company completed a private placement in which 500,000 units were issued for $1,500,000. Each unit consists of one common share and one warrant. The warrants are immediately exercisable and tradeable after the closing of the offering. Each warrant entitled the holder to purchase one additional share at a price of $3.00 with an expiration date of July 31, 1999.

On July 15, 1998, the Board of Directors approved a three to one stock split of their common shares effective July 31, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION

The Company is a national radio syndicator that also offers marketing, promotion and software products. The Company offers it's programming to radio stations and all other services to any business looking to increase their revenues. Founded in March of 1996 the Company offers a wide array of syndicated programs on their four networks - Entertainment, Financial, Sports and Entertainment.

The Company presently produces and distributes 28 syndicated programs and services to over 1500 radio station affiliates across the country. The Company offers these programs to radio stations on a barter basis. Each program has advertising time inside the show that the Company sells to national advertisers for cash. The group of radio stations which contract with the Company to broadcast a particular program constitutes a "radio network". The Company derives a significant part of their revenue from selling the commercial broadcast time on their radio networks to advertisers desiring national coverage. The Company also derives a portion of it's revenues from selling their marketing, promotion and software services. This discussion should be read in conjunction with the related financial statements and notes to the financial statements.

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1997.

OPERATING REVENUES. Gross revenues for the nine months ended August 31, 1998 and 1997 were $1.8 million and $597,000 respectively, representing an increase of $1.2 million, or 201%. Net operating revenues increased $1.0 million, or 200%, from $500,000 to $1.5 million for the same period. These increases are primarily due to the Company increasing the number of syndicated shows from 18 to 28 over the time period being discussed. This provides the Company with additional commercial time to sell to national advertisers. In addition to this increase, the Company also increased their radio station affiliate base by 33% over the same time period. The cost of goods sold associated with these revenues is essentially a 15% agency commission that is charged on all advertising dollars generated by the Company.

GENERAL AND ADMINISTRATIVE EXPENSES. As the Company expands its programming and services we also expand the promotion of these programs and services. As a result, the advertising dollars spent in the three months ended August 31, 1998 increased 300%, from $20,000 in 1997 to $80,000 in 1998. However, the increased advertising resulted in substantial increased revenues for the Company. The general and administrative expenses for the three months ended August 31, 1998 and 1997 increased from $265,916 to $590,364. This 122% increase is well below the increase of net revenues of 200%. The increase in general and administrative expenses in absolute dollars is principally due to the Company's expansion of its sales and marketing efforts related to the launch of new programs and services. The decreased general and administrative expenses as a percentage of net operating revenues was principally due to the effects of higher overall net revenues and the nature of fixed and semi-variable components of general and administrative expenses.

NET INCOME. Operating income for the nine months ended August 31, 1998 was $257,457, an increase of $339,000, or 415%. The increased net income was primarily due to increased net advertising revenues resulting from the growth of established programming and as well as the launch of new programming.

LIQUIDITY AND CAPITAL RESOURCES. Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities.

The Company's working capital at August 31, 1998 was $2.4 million as compared to $35,000 at August 31, 1997. This increase in working capital was primarily attributable to private placement stock offerings for common stock in the Company with warrants attached.

On July 1, 1998 the Company offered a private placement of stock in the amount of 250,000 shares at a price of $2.00 per share. Each share has a warrant attached that expires on July 31, 2001. If the warrants are exercised prior to January 31, 2000 the effective strike price is $2.25. If the warrants are exercised between February 1, 2000 and July 31, 2001 the effective strike price is $2.50. The proceeds raised from this offering was $500,000.

On July 31, 1998 the Company offered a private placement of stock in the amount of 500,000 shares at a price of $3.00 per share. Each share has a warrant attached that expires on July 31, 1999. The strike price of the warrant is $3.50. The proceeds raised from this offering was $1.5 million.

Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through November 30, 1999.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has one legal issue that has been settled in their favor. A client of the Company has signed a confession of judgement in favor of the Company. The judgement awards the Company proceeds of $70,000 plus interest at a rate of 10% since June 24,1997. In addition to the money and accrued interest the defendant also must pay all attorney fees, costs and disbursements on behalf of the Company in conjunction with this case. The Company assumes collection of this judgement during the next fiscal year which ends November 30, 1999.

Item 2.  Changes in Securities

On July 1, 1998 the Company offered a private placement of common stock in the amount of 250,000 shares at a price of $2.00. The private placement sold out for $500,000.

On July 31, 1998 the Company offered a private placement of common stock in the amount of 500,000 shares at a price of $3.00. The private placement sold out for $1,500,000.

On July 15, 1998 the Board of Directors approved a three to one stock split to be effective on July 31, 1998 to all shareholders.

Item 3.  Default Upon Senior Securities - None -

Item 4.  Submission of Matters to a Vote of Security Holders- None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this FORM 10Q report to be signed on its behalf by the undersigned thereto duly authorized.

                         NBG RADIO NETWORK, INC.
                         -----------------------
                               (Registrant)

Date: October 13, 1998

/s/ JOHN A. HOLMES
--------------------------------------
John A. Holmes, President/CEO/Director

Date: October 13, 1998

/s/ JOHN J. BRUMFIELD
--------------------------------------------

John J. Brumfield, Vice President/Controller