Form 10-K
period 1998-12-31
NBG RADIO NETWORK INC
filed 1999-03-02
CIK 1059366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998     COMMISSION FILE NUMBER:  0-24075

                             NBG RADIO NETWORK, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               NEVADA                                            88-0362102
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

     520 SW SIXTH AVENUE, SUITE 750
           PORTLAND, OREGON                                        97204
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (503) 802-4624

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     Common Stock, par value $.001 per share
                                (TITLE OF CLASS)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. / /

     Based on the closing sales price of the Common Stock on February 25, 1999, the aggregate market value of the voting stock of registrant held by non-affiliates was $33,863,097.

     The issuer's revenues for its most recent fiscal year were $2,208,599.

     The registrant has one class of Common Stock with 10,490,700 shares outstanding as of February 25, 1999.

     Transitional Small Business Issuer Disclosure Format (check one):
          YES / /  NO /X/.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                             NBG RADIO NETWORK, INC.
                                TABLE OF CONTENTS

                                                                            PAGE


PART I
     Item 1.      Description of Business..................................   1
     Item 2.      Description of Property..................................   4
     Item 3.      Legal Proceedings........................................   5
     Item 4.      Submission of Matters to a Vote of Security Holders......   5

PART II
     Item 5.      Market for Common Equity and Related Stockholder
                     Matters ..............................................   5
     Item 6.      Management's Discussion and Analysis or Plan of
                     Operation.............................................   7
     Item 7.      Financial Statements.....................................  11
     Item 8.      Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure...................  12

PART III
     Item 9.      Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a) of
                     the Exchange Act......................................  12
     Item 10.     Executive Compensation...................................  15
     Item 11.     Security Ownership of Certain Beneficial Owners
                     and Management........................................  17
     Item 12.     Certain Relationships and Related Transactions...........  17
     Item 13.     Exhibits and Reports on Form 8-K.........................  18

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL
-------

     Founded in March of 1996, NBG Radio Network, Inc. (the "Company") incorporated under the laws of the State of Nevada. The Company's principal executive offices are located at 520 SW 6th, Suite 750, Portland, OR 97204, and its telephone number is (503) 802-4624.

     The Company creates, produces, and distributes national radio programs and other services to the radio industry. The Company offers radio programs to the industry in exchange for commercial broadcast time, which the Company sells to national advertisers. The Company has grown from two programs and 150 radio station affiliates at its inception in 1996 to currently offering 31 programs to over 1,700 radio station affiliates. The group of radio stations which contract with the Company to broadcast a particular program constitutes a radio network. The Company derives a significant part of its revenue from selling the commercial broadcast time on its radio networks to advertisers desiring national coverage. The Company also derives a portion of its revenues from selling its marketing, promotion, and software services. These services are sold throughout the radio industry to enhance current radio station affiliates' revenues and to add to the growing radio station network of the Company.

     The Company currently produces 31 network programs targeting the most popular radio formats, including Adult Contemporary, Album Oriented Rock, Contemporary Hit Radio, Country, News/Talk, and Oldies. The Company produces both short form and long form programs. Short form features, such as SLICE OF LIFE WITH RICHARD SIMMONS AND TEEIN' IT UP WITH PETER JACOBSEN, are daily two to three minute vignettes. Long form programs, such as ABSOLUTELY 80'S WITH NINA BLACKWOOD AND WORLD ATOMIC RHYTHM PARTY WITH SHADOE STEVENS, are weekend programs that range from one to four hours in length. The Company sells the commercial broadcast time inside of these programs.

     The Company intends to aggressively expand its operations over the next twelve months. Beginning with radio syndication, the Company's number one goal is to enhance the value of its current network. In order to do this, the Company will increase its marketing efforts to radio station across the United States. The Company currently has a network of over 1,700 radio station affiliates and with over 10,000 radio stations in the United States the Company anticipates significantly expanding its network.

     Another integral part of expanding the Company's network over the next twelve months will be the addition of new programming. Radio stations rely on network radio programming and distributors, such as the Company, to provide national quality programming and other services to enhance their existing programming and ratings. Limited financial and creative resources, among other matters, typically prevent most radio stations from producing their own national quality programming. The Company intends to offer additional programming over the next twelve months through internal development as well as the acquisition of businesses or assets that complement the Company's operations.

     The creation of a radio network allows the Company to sell the acquired commercial broadcast inventory to advertisers desiring national coverage. Rates for the sale of network advertising are established on the basis of audience delivery or ratings and the demographic composition of the listening audience. Thus, if the Company expands its network, as previously discussed, it will be able to charge more for broadcast commercial time on the network. The Company sells commercial broadcast time by guaranteeing certain ratings and demographics. There can be no assurance that the guarantee will be achieved. If the radio network on which the commercial broadcast time is sold does not achieve the guarantee, the Company may be obligated to offer the advertiser additional advertising time on the same radio network or on an alternate radio network. These "make goods" or "bonus spots" are the predominant means whereby the Company satisfies such obligations to advertisers. Alternatively, the Company could be obligated to refund or credit a portion of the advertising revenue derived from such sales. Historically the Company has not had to refund any cash.

     According to the National Association of Broadcasters (NAB) there are approximately 10,000 commercial radio stations in the United States. The Company currently has broadcast commercial time on over 1,700 of these radio stations. Radio is one of the most cost effective forms of advertising given its wide reach and low cost in comparison to print and television media and in 1998 over $15 billion was spent on radio, an increase of 12% over 1997. Radio advertising is attractive to advertisers for a variety of reasons: short lead time between commercial production and broadcast time, low cost of commercial production, and most importantly the fact that most radio listening occurs away from home, closer to the point of purchase.

     Radio stations attempt to develop formats, such as news/talk, music, or other types of entertainment programming, in order to appeal to a target listening audience that will attract local, regional, and national advertisers to their station. However, due to consolidation in the industry, most radio stations do not have the creative and financial resources to produce nationally accepted programming. As a result, radio stations look to syndicators, such as the Company, to enhance their existing local programming. As a national network the Company licenses radio stations to air the Company's program in exchange for commercial broadcast time on the station. The Company then resells the advertising time to advertisers requiring national coverage. The commercial broadcast time may vary from market to market within a specified time period depending on the requirements of the particular radio station. The advertising rates are based upon audience ratings for the specific demographic the advertiser is trying to reach. These ratings are determined by Arbitron Research Company who periodically measures the percentage of the radio audience in a market area listening to a specific radio station during a specific time period.

     In January 1999 the Company's wholly owned subsidiary, NBG Solutions, Inc. ("Subsidiary"), acquired the assets of MTek Technical Services, Inc. in order to combine the product and service offerings of MTek Technical Services, Inc. with the Company's CustomLink division. The Subsidiary offers flexible and customizable kiosk platform solutions to a broad range of customers. Directly and throughout a network of strategic partnerships, the Subsidiary offers customers a single master arrangement to design, program, integrate, and service installed kiosks. Kiosk, on a stand alone or connected basis (through internet or phone lines), allows sponsors and advertisers to cost effectively distribute timely information and can facilitate direct interaction with consumers including E-commerce through credit or smart cards. In addition, the Subsidiary is evaluating and developing ancillary technological marketing services to complement and support radio entertainment clients. These services include a "Preferred Listener" consumer data tracking system and certain developing web based systems including custom site hosting/development and audio streaming.

NEW PRODUCTS
------------

     The Company's newest long form program, World Atomic Rhythm Party, featuring Shadoe Stevens, is developing quickly. The program is projected to hit the airwaves in April 1999. The recording and production studio in Los Angeles has been completed as well as the production for all of the demos for the program. Creative and directional discussions are complete, and the staff is focusing on content development. Besides targeting the new program to 1,500 radio station formats in over 270 U.S. metro markets, the Company also plans to expand into international radio markets, internationally distributed satellite radio, and broadcasting over the World Wide Web.

     Beginning in 1999 the Company kicked off another new product aimed toward helping radio stations increase their bottom line. The new product, RESPEC (Ready Engineered Speculative Spots), is a compact disc with 20 plus fully produced commercial donuts which contain production elements (music and copy) that are customized at the local level by the station's staff. The radio station sales team can present RESPEC spots to the prospective client and assist the client in selecting the spot that works best for the prospective product or service. At that point, the station will then use local voice talent to input the client's customized information within the RESPEC copy and music bed. The process allows the station to afford a high quality commercial with quick turnaround time. Recent consolidation in the industry has placed a strong demand on radio station sales departments to generate more revenue than ever before. At the same time, staff downsizing has created a demand on the productivity of in house creative departments. The Company has responded by providing a product which it believes responds to this new market reality. The product is issued once a quarter with the next compact disc scheduled to ship in March 1999.

     To complement its radio advertising revenue the Company intends to publish a travel magazine, "Travel Exclusive" (the Publication), highlighting four and five star destinations. The complement of radio and print advertising is very attractive to advertisers. In addition, the Publication is very attractive to the Hotel destinations because it is offered on a barter basis. In exchange for a listing in the Publication the Company receives room nights at these destinations. These room nights are placed in the Company's inventory and sold for cash or used internally to reduce Company travel costs. The Company intends to publish the magazine on a quarterly basis.

COMPETITION
-----------

     Competition for radio advertising is very intense. The industry is made up of a variety of competitive forces. There are ownership groups, which own blocks of radio stations across the industry, syndicators, like the Company, that offer programming and marketing services to radio stations, and independent producers and distributors that offer programs or services. Several of the Company's syndicating competitors are also associated with major radio station group owners. In addition to this, they have recognized brand names and will pay compensation to the radio station to broadcast the network's commercials. The Company's largest competitors, which are all also associated with ownership groups, are AM/FM Radio Networks, Premiere Radio Networks, CBS Radio Networks, and ABC Radio. The Company estimates that these competitors account for about 80% of the network advertising revenues. The Company is a leader of the syndication companies not associated with an ownership group. The principal competitive factors in the radio industry are the quality and creativity of programming with the ability to provide advertisers with a cost-effective method of reaching the target demographic. In this respect, the Company has positioned itself by adding top entertainment and sports stars like Richard Simmons, Shadoe Stevens, Nina Blackwood, Peter Jacobsen, and Steve Jones to its lineup of program hosts. The Company's principal operating strategy is to continue to provide high quality programming to the most popular formats. The Company has developed and expanded its network through internal operations and will look to continue this in the future as well as acquire assets and businesses that complement the Company's operations.

GOVERNMENT REGULATION
---------------------

     Radio broadcasting and station ownership are regulated by the Federal Communication Commission (FCC). The Company, as a producer and distributor of radio programs, is generally not subject to regulation by the FCC.

SIGNIFICANT CUSTOMERS
---------------------

     The Company's customers are located throughout the United States. Three of the Company's customers represented 10% or more of the Company's revenue - Associated Reciprocal Traders, Inc. accounted for $654,520, or 30% of the Company's revenues, ITEX Corporation accounted for $244,595, or 11% of the Company's revenues, and Ogilvy & Mather accounted for $267,453, or 12% of the Company's revenues.

EMPLOYEES
---------

     As of February 18, 1999, the Company had 21 full time employees. In addition, the Company maintains continuing relationships with over 40 independent hosts, writers, and producers. The Company is not party to any collective bargaining agreements. The Company believes its relationship with its employees and independent contractors is good.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company leases approximately 6,500 square feet of office space in Portland, Oregon in which its corporate headquarters, programming and Subsidiary are located. The lease expires on March 31, 2003 and the annual base rent is approximately $76,000. The Company also has a sales office in New York that it trades for advertising time on the network.

     The Company anticipates that it may require expansion of its current facilities in the coming year. As a result, the Company has obtained an option to lease an additional 3,000 square feet of space in its current building.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. At the present time, the Company is not a party any such legal actions or complaints which, if adversely determined, would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the fourth quarter of 1998, no matters were submitted to a vote of security holders.


                                     PART II
                                     -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company is an over the counter stock traded on the NASDAQ Bulletin Board and has been trading on that exchange since January 23, 1998. Prior to that there was no market for the securities. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 1998:


Calendar Year                                         High Bid           Low Bid
-------------                                         --------           -------

1997:
----

First quarter                                              N/A               N/A
Second quarter                                             N/A               N/A
Third quarter                                              N/A               N/A
Fourth quarter                                             N/A               N/A

1998:
----

First quarter                                              5/8              7/16
Second quarter                                             3/4               1/2
Third quarter                                           2 1/16              5/16
Fourth quarter                                           1 3/8              9/16


The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the NASDAQ Level II quotation system. The Company estimates that as of January 30, 1999 there were approximately 300 holders of record of the Common Stock.

DIVIDENDS
---------

     The Company has never declared or paid a cash dividend on their Common Stock. The Company currently intends to retain all earnings to finance growth of the Company's business and does not anticipate paying any cash dividends in the foreseeable future on its Common Stock. There are no restrictions on dividend payments.

UNREGISTERED SECURITIES
-----------------------

     The following unregistered securities have been issued by the Company during the last three fiscal years:

------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                   Name of
                                                                  Principal
                                    Title and Amount of         Underwriter/
                                        Securities              Underwriting         Name or Class of
                                  Granted/Exercise Price        Discounts or            Persons who         Consideration
        Date of Grant                  if Applicable             Commissions        Received Securities        Received
------------------------------    ------------------------    ------------------    -------------------- ---------------------

March 1996                            500,000/Common          None/None             Investor/Officer     $150,000
------------------------------    ------------------------    ------------------    -------------------- ---------------------
September 1996                        600,000/Common          None/None             Private Placement    $300,000
------------------------------    ------------------------    ------------------    -------------------- ---------------------
September 1996                         10,000/Common          None/None             Acquisition          $5,000*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                                    Employees and
January 1998                         600,000/Options          None/None             board members        $ -0-
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                     Shares issued for
                                        hosting and
January 1998                           60,750/Common          None/None             producing services   $36,450*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                     Shares issued for
January 1998                           65,000/Common          None/None             printing services    $50,000*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                     Shares issued for
January 1998                           3,000/Common           None/None             consulting services  $6,000*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                     Shares issued for
                                     investor relation
January 1998                            9,000/Common           None/None             services             $9,000*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                     Shares issued in
                                       exchange for
January 1998                           20,260/Common          None/None             outstanding notes    $20,260
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                     Shares issued in
                                       exchange for
January 1998                          199,960/Common          None/None             outstanding notes    $99,980
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                     Shares issued for
                                       hosting and
June 1998                             34,000/Common           None/None             writing services     $55,250*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
July 1998                             250,000/Units(1)        None/None             Private Placement    $500,000
------------------------------    ------------------------    ------------------    -------------------- ---------------------
July 1998                             500,000/Units(1)        None/None             Private Placement    $1,500,000
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                     Shares issued for
July 1998                              48,000/Common          None/None             printing services    $144,000*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                     Shares issued for
                                       hosting and
July 1998                             12,700/Common           None/None             producing services   $38,100*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
July 1998                             584,230/Common          None/None             Warrants exercised   $584,230
------------------------------    ------------------------    ------------------    -------------------- ---------------------




July 1998                            6,993,800/Common         None/None             Shareholders         $ -0-
------------------------------    ------------------------    ------------------    -------------------- ---------------------

*  Value of consideration estimated.

<F1> Units consist of one share of Common Stock and a warrant to purchase one share of Common Stock at prices ranging from
     $2.25 per share to $3.50 per share.

     The above unregistered securities were sold or granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act") under Section 4 (2) of the Act and Regulation D promulgated under the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

FORWARD LOOKING STATEMENTS
--------------------------

     The information set forth below relating to matters that are not historical facts are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties which could cause actual results to differ materially from those contained in such forward looking statements. Such risks and uncertainties include, but are not limited to, the following:

o    A decline in national and regional advertising

o Preference by customers of other forms of advertising such as newspapers and magazines, outdoor advertising, network radio advertising, yellow page directories and point of sale advertising

o    Loss of executive management personnel

o Ability to maintain and establish new relations with radio stations to place its programs

o    Ability to predict public taste with respect to entertainment programs


YEARS ENDED NOVEMBER 30, 1998 AND 1997
--------------------------------------

     The following discussion should be read in conjunction with the audited financial statements for the years ended November 30, 1998 and 1997 and the related notes thereto.

     REVENUES. Total revenues for 1998 were $2.20 million compared to revenues of $.80 million for 1997, representing an increase of $1.4 million, or 175%. This increase was principally due to increased advertising sales from the internal development of new programs and partnering with other radio programmers to expand the Company network. In addition, the Company doubled the number of radio station affiliates on its network, which allowed the Company to sell more broadcast commercial time at a higher spot rate.

      DIRECT COSTS. Direct costs for 1998 and 1997 were $.37 million and $.18 mllion, respectively, representing an increase of $.19 million, or 106%. As a percentage of total revenues, direct costs were 16.7% and 22.0% for 1998 and 1997, respectively, representing a decrease of 5.3%. Direct costs consist primarily of commissions paid to advertising agencies. The increase in absolute dollars in 1998 resulted from the increase in advertising revenues. The decrease in direct costs in 1998 as a percentage of total revenues resulted from the Company increasing the number of clients that do not charge an advertising agency commission.

     GROSS MARGIN. Gross margin for 1998 was $1.84 million, an increase of $1.21 million, or 192%, over 1997. The increased operating income was principally due to increased net advertising revenues resulting from the internal development of new radio programs and the partnering with other radio programmers to expand the Company network. In addition, lower overall direct costs relative to total revenues contributed to the higher gross margin.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense in 1998 was $2.04 million, representing an increase of $1.21 million, or 146%, over 1997. A portion of this increase was due to wages and employee benefit expense increasing $.35 million in 1998. The increase in absolute dollars is a result of the staff size doubling over the fiscal year and the costs associated with increasing the number of programs the Company syndicates. As a percentage of total revenues, general and administrative expense was 92% and 104% for 1998 and 1997, respectively. The decrease as a percentage of total revenues was due to more effective marketing and promotion campaigns leading to a significant increase in total revenue.

     INCOME TAXES. Provision for income taxes for 1997 was $.004 million. Due to loss carryforwards, there was no provision for income taxes in 1998.

     NET LOSS AND EARNINGS PER SHARE. Net loss for 1998 and 1997 was $.20 million or $.03 per share, and $.13 million or $.06 per share, respectively. The loss for 1998 was mainly due to increased depreciation and amortization expense.

     In 1998 management analyzed certain inventory items acquired from Mtek Technical Services, Inc., consisting of old time radio programs and music production libraries, and determined that the items should be reclassified from inventory to goodwill. At the time the items were acquired, management intended to market and sell these products to radio stations and the listening public. However, management later determined to use the items as bonus and promotional items for the radio station affiliates carrying the Company's programs instead of selling the items. As a result, management reclassified the items from inventory to goodwill. This reclassification resulted in additional depreciation and amortization expense of $75,000

     Earnings per share, which includes the dilutive effects of options and warrants to purchase common stock, are based upon 7,222,359 and 3,330,000 shares outstanding on November 30, 1998 and 1997, respectively. The Company declared a three for one stock split in June of 1998 payable to all shareholders or record as of July 31, 1998. Per share earnings for 1997 were adjusted to reflect the stock split.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at November 30, 1998 was $1.86 million compared to $.11 million at November 30, 1997. The increase in working capital was primarily due to an increase in cash and cash equivalents resulting from the proceeds received in connection with the sale of common stock.

     In June 1998 the Company completed a private placement of 250,000 units at $2.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable immediately. The warrants are exercisable for $2.25 from June 1998 to January 31, 2000. The warrants then become exercisable for $2.50 after February 1, 2000 and expire on July 31, 2001. The Company received proceeds of $500,000 from the private placement.

     In July 1998 the Company completed a second private placement of 500,000 units at $3.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable immediately. The warrants are exercisable at $3.50 and expire on July 31, 1999. The Company received proceeds of $1,500,000 from the private placement.

     The Company declared a three for one stock split in June of 1998 payable to all shareholders or record as of July 31, 1998. The offerings discussed above and the warrant prices indicated do not reflect the stock split.

     The Company has long term note payable to ITEX Corporation with an outstanding balance of $478,596 as of November 30, 1998. The original balance of the note was $600,000. The terms of the note require the Company to pay $120,000 per annum plus interest calculated at 6%. The term of the note is five years and the last payment is scheduled to be made on May 5, 2001. The note is unsecured.

     Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through November 30, 2000. The Company's management further believes it has sufficient liquidity to implement its expansion and acquisition strategies.

YEAR 2000
---------

     The Year 2000 issue exists because many computer programs use two digit date fields to define the applicable year rather than four digit date fields. Because of this, computer equipment and software (sometimes referred to as "information technology" or "IT") and devices with embedded technology (sometimes referred to as "non-IT") that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production delays or breakdowns, a temporary inability to process transactions, send invoices, or engage in other normal business activity. Incomplete or untimely resolution of the Year 2000 issue by the Company or important suppliers or customers of the Company could have a materially adverse effect on the Company's business, financial condition or results of operations.

     The Company's approach to the Year 2000 issue is discussed below. In discussing the Year 2000 issue, the Company necessarily makes certain forward-looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward-looking statements. Factors which may cause actual results to differ materially include, but are not limited to:

o failure of Company personnel and outside consultants to properly assess and address the Company's Year 2000 issues,
o inaccurate or incomplete responses to questionnaires sent to third parties or inaccurate disclosure by third parties regarding the Year 2000 issue,
o failure to address Year 2000 issue with all vendors, including utility vendors, and customers,
o infrastructure failures, such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems, and
o failure of the Company to accurately predict the costs to address the Year 2000 issue or the lost revenues related to interruption in the Company's or its customers' businesses.

     State of Readiness. The Company, in conjunction with outside consultants, has made an assessment of the effect of the Year 2000 issue on its IT systems. The Company does not have any non-IT systems. The Company has identified certain modifications to its IT systems which are necessary to address the Year 2000 issue and has fully implemented those modifications. Based on this assessment and implementation of the modifications discussed above, the Company believes its IT systems will properly recognize calendar dates beginning in the year 2000. The Company has not evaluated its customer's or supplier's Year 2000 readiness.

     Costs to Address Year 2000 Issue. To date, the Company has incurred costs of approximately $5,000 and the Company estimates its total cost to become Year 2000 compliant will be approximately $10,000. Accordingly, the Company expects the costs to address the Year 2000 issue will not have a material adverse financial impact on the Company's financial condition or results of operations. However, there can be no assurance that additional remediation and costs will not be identified.

     Risks of the Company's Year 2000 Issue. The most reasonably likely worst case scenario for the Company would involve an inability of radio stations to broadcast advertising spots or the Company's programs. The Company is unable to quantify the effect of such scenario.

     Company's Contingency Plan. Based on the Company's assessment of the Year 2000 issue, the Company has not developed and does not intend to develop a contingency plan to address the reasonably likely worst case scenario.

ITEM 7.  FINANCIAL STATEMENTS

                             NBG RADIO NETWORK, INC.
                  (FORMERLY NOSTALGIA BROADCASTING CORPORATION)


                          INDEPENDENT AUDITORS' REPORTS
                                       AND
                              FINANCIAL STATEMENTS


                           NOVEMBER 30, 1998 AND 1997

CONTENTS
--------------------------------------------------------------------------------


                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT, NOVEMBER 30, 1998                             F-1
INDEPENDENT AUDITOR'S REPORT, NOVEMBER 30, 1997                             F-2

FINANCIAL STATEMENTS
    Balance sheets                                                          F-3
    Statements of operations                                                F-4
    Statement of stockholders' equity                                       F-5
    Statements of cash flows                                                F-6
    Notes to financial statements                                           F-8

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
NBG Radio Network, Inc.

We have audited the accompanying balance sheet of NBG Radio Network, Inc. (formerly Nostalgia Broadcasting Corporation) as of November 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of November 30, 1997, were audited by other auditors whose report dated March 26, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the amortization of purchased goodwill had not been recorded for the year ended November 30, 1997. In 1998, an adjustment was made to reflect the proper amortization of goodwill for the year ended November 30, 1997.



/s/Moss Adams, LLP
Portland, Oregon
January 25, 1999

ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite 202
                                                     Salt Lake City, Utah  84106
                                                         Telephone  801-486-0096
                                                               Fax  801-486-0098
                                                        E-mail Kandersen@msn.com

CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS
-----------------------------------------------------
Member SEC Practice Section of the AICPA







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Nostalgia Broadcasting Corporation
Portland, Oregon


We have audited the accompanying consolidated balance sheets of Nostalgia Broadcasting Corporation and subsidiary as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended November 30, 1997 and the period March 27, 1996 (date of inception) to November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nostalgia Broadcasting Corporation and subsidiary as of November 30, 1997 and 1996, and the results of their operations and cash flows for the year ended November 30, 1997 and the period March 27, 1996 (date of inception) to November 30, 1996, in conformity with generally accepted accounting principles.



/s/Andersen Andersen & Strong, L.C.
March 26, 1998
Salt Lake City, Utah

                                                         NBG RADIO NETWORK, INC.
                                   (FORMERLY NOSTALGIA BROADCASTING CORPORATION)
                                                                  BALANCE SHEETS



                                     ASSETS

                                                                                          NOVEMBER 30,
                                                                            -----------------------------------------
                                                                                   1998                   1997
                                                                            -------------------     -----------------

CURRENT ASSETS
  Cash and cash equivalents                                                    $     1,855,666        $      112,693
  Barter exchange receivables                                                          241,678                     -
  Accounts receivable, net of allowance for doubtful accounts
     of $1,200 in 1998 and 1997                                                      1,175,330               213,885
  Related-party receivable                                                              14,462                14,340
  Deferred tax asset                                                                         -                   468
                                                                            -------------------     -----------------

           Total current assets                                                      3,287,136               341,386
                                                                            -------------------     -----------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                136,171                92,278

DEPOSITS                                                                                 3,250                     -

GOODWILL, net of amortization                                                          587,750               677,191
                                                                            -------------------     -----------------

          Total assets                                                         $     4,014,307        $    1,110,855
                                                                            ===================     =================


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                             $       176,202        $      144,142
  Accrued liabilities                                                                   67,886               108,412
  Current portion of long-term debt                                                    245,248               251,433
                                                                            -------------------     -----------------

          Total current liabilities                                                    489,336               503,987
                                                                            -------------------     -----------------

OTHER LIABILITIES
  Long-term debt, net of current portion                                               240,000               387,808
  Deferred income tax liability                                                          9,789                10,327
                                                                            -------------------     -----------------

          Total other liabilities                                                      249,789               398,135
                                                                            -------------------     -----------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000 shares authorized;
     10,490,700 and 1,110,000 shares issued and outstanding at
     November 30, 1998 and 1997, respectively                                           10,490                 1,110
  Additional paid-in-capital                                                         3,930,212               493,363
  Retained deficit                                                                    (484,763)             (285,740)
  Stock subscription receivable                                                       (180,757)                    -
                                                                            -------------------     -----------------

          Total stockholders' equity                                                 3,275,182               208,733
                                                                            -------------------     -----------------

          Total liabilities and stockholders' equity                         $       4,014,307         $   1,110,855
                                                                            ===================     =================



See accompanying notes.

                                                         NBG RADIO NETWORK, INC.
                                   (FORMERLY NOSTALGIA BROADCASTING CORPORATION)
                                                        STATEMENTS OF OPERATIONS


                                                                                     YEARS ENDED NOVEMBER 30,
                                                                             -----------------------------------------
                                                                                    1998                  1997
                                                                             -------------------    ------------------

REVENUES
  Advertising income                                                           $      2,188,056        $      802,695
  Interest income                                                                        20,543                     -
                                                                             -------------------    ------------------
          Total revenues                                                              2,208,599               802,695

DIRECT COSTS                                                                            369,155               176,650
                                                                             -------------------    ------------------
GROSS MARGIN                                                                          1,839,444               626,045
                                                                             -------------------    ------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                                                           648,026               295,587
  Talent fees                                                                           343,994                53,218
  Travel and entertainment                                                              201,262                39,691
  Consulting and professional                                                           170,194                72,854
  Advertising                                                                           127,848                26,348
  Depreciation and amortization                                                         118,265                94,161
  Postage and printing                                                                   94,463                39,825
  Rent                                                                                   68,696                47,206
  Interest                                                                               40,205                26,075
  Office supplies                                                                        40,732                22,582
  Telephone                                                                              34,314                 9,456
  Other expenses                                                                        150,468               103,132
                                                                             -------------------    ------------------
          Total general and administrative expenses                                   2,038,467               830,135
                                                                             -------------------    ------------------
Net loss before provision for income taxes                                             (199,023)             (204,090)

Provision for income taxes                                                                    -                (4,413)
                                                                             -------------------    ------------------

Net loss                                                                       $       (199,023)       $     (208,503)
                                                                             ===================    ==================

Basic loss per share of common stock                                           $          (0.03)       $        (0.06)
                                                                             ===================    ==================
Weighted average number of shares outstanding                                         7,222,359             3,330,000
                                                                             ===================    ==================



See accompanying notes.

                                                         NBG RADIO NETWORK, INC.
                                   (FORMERLY NOSTALGIA BROADCASTING CORPORATION)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                    ADDITIONAL                        STOCK
                                                                     PAID-IN        RETAINED       SUBSCRIPTION
                                             COMMON STOCK            CAPITAL        DEFICIT         RECEIVABLE         TOTAL
                                      ------------------------      ----------    ------------    --------------    -----------
                                         SHARES       AMOUNT
                                      -----------  -----------

BALANCE, November 30, 1996             1,110,000    $  1,110      $    493,363    $    (77,237)    $          -    $    417,236

Net loss for the                               -           -                 -        (208,503)               -        (208,503)
                                      -----------   ---------     -------------   -------------    -------------   -------------
BALANCE, November 30, 1997             1,110,000       1,110           493,363        (285,740)               -         208,733

Issuance of common shares for
  services                               232,250         232           337,968               -         (180,757)        157,443
Issuance of common shares for
  cancellation of notes payable          220,220         220           120,020               -                -         120,240
Private placement of common
  Stock                                  750,000         750         1,999,250               -                -       2,000,000
Exercise of options and warrants       1,184,430       1,184           986,605               -                -         987,789
3 for 1 stock split                    6,993,800       6,994            (6,994)              -                -               -
Net loss for the year                          -           -                 -        (199,023)               -        (199,023)
                                      -----------   ---------     -------------   -------------    -------------   -------------

BALANCE, November 30, 1998            10,490,700    $ 10,490      $  3,930,212    $   (484,763)    $   (180,757)  $   3,275,182
                                      ===========   =========     =============   =============    =============  ==============



See accompanying notes.

                                                         NBG RADIO NETWORK, INC.
                                   (FORMERLY NOSTALGIA BROADCASTING CORPORATION)
                                                        STATEMENTS OF CASH FLOWS



                                                                                     YEARS ENDED NOVEMBER 30,
                                                                             -----------------------------------------
                                                                                    1998                  1997
                                                                             -------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                     $       (199,023)        $    (208,503)
  Adjustments to reconcile net loss to cash from operating activities:
     Depreciation and amortization                                                      118,265                94,161
     Common stock shares issued for services                                            157,443                     -
     Deferred tax liability                                                                 (70)                4,413
  Changes in assets and liabilities:
     Barter exchange receivables                                                       (241,678)                    -
     Accounts receivable                                                               (961,445)             (140,421)
     Related-party receivables                                                             (122)              (14,340)
     Deposits                                                                            (3,250)                    -
     Accounts Payable                                                                    32,060                61,724
     Accrued liabilities                                                                (40,526)               81,348
                                                                             -------------------    ------------------

          Net cash from operating activities                                         (1,138,346)             (121,618)
                                                                             -------------------    ------------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock                                                     $      2,987,789         $           -
  Acquisition of property and equipment                                                 (72,717)              (70,498)
                                                                             -------------------    ------------------

          Net cash from investing activities                                          2,915,072               (70,498)
                                                                             -------------------    ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                                -                99,980
  Payments on long-term debt                                                            (33,753)              (70,631)
                                                                             -------------------    ------------------

          Net cash from financing activities                                            (33,753)               29,349
                                                                             -------------------    ------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,742,973              (162,767)
CASH, beginning of year                                                                 112,693               275,460
                                                                             -------------------    ------------------

CASH, end of year                                                              $      1,855,666         $     112,693
                                                                             ===================    ==================



See accompanying notes.

                                                         NBG RADIO NETWORK, INC.
                                   (FORMERLY NOSTALGIA BROADCASTING CORPORATION)
                                                        STATEMENTS OF CASH FLOWS



                                                                                     YEARS ENDED NOVEMBER 30,
                                                                                    1998                  1997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                  $           43,176     $           5,819
                                                                             ===================    ==================
     Cash paid for income taxes                                              $               70     $               -
                                                                             ===================    ==================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Issuance of common stock for cancellation of long term debt             $          120,240     $               -
                                                                             ===================    ==================
     Issuance of common stock for services, net of stock
       subscription receivable                                               $          157,443     $               -
                                                                             ===================    ==================
     Payment of long term debt and acquisition of goodwill in
       barter exchange transactions                                          $                -     $         194,177
                                                                             ===================    ==================
     Acquisition of fixed assets with barter exchange funds                  $                -     $           4,154



See accompanying notes.

                            NBG RADIO NETWORK, INC.
                 (Formerly Nostalgia Broadcasting Corporation)

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1       -  ORGANIZATION AND BUSINESS ACTIVITY

             Nostalgia Broadcasting Corporation was organized under the laws of the State of Nevada on March 27, 1996. In January 1998, shareholders of Nostalgia Broadcasting Corporation approved its name change to NBG Radio Network, Inc. (the Company). The Company is involved in the acquisition, creation, and syndication of national radio programming and music production and distribution. Substantially all operations are conducted from the Company's headquarters in Portland, Oregon.

             The Company's customers are located throughout the United States. Five customers accounted for approximately $1,438,000 or 66% of sales for the year ended November 30, 1998, and approximately $936,400 or 80% of accounts receivable as of November 30, 1998. Seven customers accounted for approximately $624,000 or 78% of sales for the year ended November 30, 1997, and approximately $212,000 or 99% of accounts receivable as of November 30, 1997.

NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

             At November 30, 1998, the Company held $988,741 in time certificates of deposit in foreign bank accounts. These accounts are not insured by the Federal Deposit Insurance Corporation.

             BARTER EXCHANGE RECEIVABLES - The Company holds barter exchange accounts with ITEX Corporation, International Barter Corporation, and Illinois Trade Association, enterprises specializing in the development and maintenance of a barter network for its participating members. The Company also holds limited occupancy rights for available rooms at vacation and resort hotels for which it provides advertising services in exchange. Revenues and expenses from these barter exchange transactions are recognized when services are received or provided. Receivables are recognized at fair value when services are provided before exchange merchandise or services are received or used. Liabilities are recognized when exchange merchandise or services are received or used before services are provided.

             PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from 7 to 31 years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.

                            NBG RADIO NETWORK, INC.
                 (Formerly Nostalgia Broadcasting Corporation)

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

             GOODWILL - Purchased goodwill represents the excess of cost over the fair value of net assets acquired by the Company from ITEX Media Services, Inc., in 1996. Goodwill is being amortized over a ten-year period using the straight-line method.


             REVENUE RECOGNITION - The Company recognizes revenue from the sale of advertising, music and radio programs when the buyer has made an unconditional commitment to secure air time through the Company's national network and the Company has fulfilled its commitment to provide radio advertising during the secured time.

             INCOME TAXES - The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

             MARKETING AND ADVERTISING COSTS - All costs relating to marketing and advertising are expensed in the year incurred. Amounts expensed for the years ended November 30, 1998 and 1997, were $127,848 and $26,348, respectively.

             STOCK OPTION PLAN - The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock-based incentive plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value at grant date for awards under the plan consistent with methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," there would have been no material impact upon the financial statements.

             LOSS PER SHARE OF COMMON STOCK - Basic loss per share of common stock is based upon the weighted average number of shares outstanding during the period adjusted by the 3-for-1 stock split in July 1998. Diluted losses per share are not provided as the common stock equivalents would be antidilutive in the computation.

             ESTIMATES AND ASSUMPTIONS - Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

                            NBG RADIO NETWORK, INC.
                 (Formerly Nostalgia Broadcasting Corporation)

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

             RECLASSIFICATION - Certain 1997 amounts have been reclassified for consistency with the current year presentation.


NOTE 3       -  RECOGNITION OF PRIOR YEAR GOODWILL AMORTIZATION


             An adjustment has been made to the Company's previously issued financial statements for the year ended November 30, 1997. This adjustment was made to properly recognize the amortization of purchased goodwill in 1997.

          Ending retained deficit at November 30, 1996          $      (77,237)
                                                              ------------------
          Net loss for the year ended November 30, 1997,
               as previously stated                                   (133,503)
          Adjustments to net loss:
               Amortization of purchased goodwill                      (75,000)
                                                              ------------------
          Net loss for the year ended November 30, 1997,
               as restated                                            (208,503)
                                                              ------------------
          Ending retained deficit at November 30, 1997,
               as restated                                      $     (285,740)
                                                              ==================


NOTE 4       -  BARTER EXCHANGE RECEIVABLES

             As of November 30, 1998,barter exchange receivables consisted of the following:

Resort room occupancy rights exchanged for
     advertising services                                       $      153,970
Barter exchange transaction account balances                            87,708
                                                              ------------------
                                                                $      241,678
                                                              ==================

                            NBG RADIO NETWORK, INC.
                 (Formerly Nostalgia Broadcasting Corporation)

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5       -  PROPERTY AND EQUIPMENT

             Property and equipment consisted of the following at November 30, 1998 and 1997:

                                              1998                  1997
                                      -------------------    ------------------

Office equipment                      $           16,158     $          15,017
Studio equipment                                 139,540                93,036
Office furniture                                  34,127                11,499
Leasehold improvement                             11,310                 8,866
                                      -------------------    ------------------
                                                 201,135               128,418
Less accumulated depreciation                    (64,964)              (36,140)
                                      ===================    ==================

Total                                 $          136,171     $          92,278
                                      ===================    ==================


             Depreciation expense for the year ended November 30, 1998 and 1997, was $28,824 and $19,161, respectively.


NOTE 6       -  LONG-TERM DEBT

             At November 30, 1998 and 1997, long-term debt consisted of the following:

                                                                                    1998                  1997
                                                                             -------------------    ------------------

Note payable in annual installments of $120,000, including
  interest at 6% per annum, collateralized by equipment and
  accounts receivable                                                        $          478,596     $        480,000

Notes payable to shareholders at $588 per month, ($2,359 in 1997) including interest at 8.25% per annum, collateralized by
  equipment and accounts receivable                                                       6,652               53,954

Notes payable, due January 14, 1998, including interest at
  9% per annum.  The notes were converted to common stock
  in the Company during 1998                                                                  -               99,980




                            NBG RADIO NETWORK, INC.
                 (Formerly Nostalgia Broadcasting Corporation)

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         NOTE 6 -   LONG-TERM DEBT - (continued)

                                                                                    1998                  1997
                                                                             -------------------    ------------------

Note payable at $378 per month, including
  interest at 10.5% per annum, collaterized
  by equipment                                                               $                -      $         5,307
                                                                             -------------------    ------------------
                                                                                        485,248              639,241
Less current portion                                                                   (245,248)            (251,433)
                                                                             -------------------    ------------------

                                                                             $          240,000      $       387,808
                                                                             ===================    ==================


             The annual maturities of long-term debt for the succeeding three years are as follows:

YEAR ENDING NOVEMBER 30,
     1999                                                  $           245,248
     2000                                                              120,000
     2001                                                              120,000
                                                           --------------------

                                                           $           485,248
                                                           ====================


NOTE 7       -  COMMON STOCK TRANSACTIONS

             PRIVATE PLACEMENT OFFERINGS - In July 1998, the Company raised $2,000,000 through two private placement transactions. In the first transaction, the Company raised $500,000 through the issuance of 250,000 common shares at $2 per share. In the second private placement, the Company raised $1,500,000 with the issuance of 500,000 common shares at $3 per share.

             STOCK WARRANTS - Attached to each share purchased through the 1998 private placement offerings were warrants providing the right to acquire one additional share for each share purchased in the private placement. Warrants from the initial private placement expire in July 2001. If exercised within 18 months following the private placement offering, these warrants can be exercised for additional shares at $2.25 per share; if exercised after 18 months from the private placement date, warrants can be exercised for additional shares at $2.50 per share. Warrants issued in conjunction with the second private placement may be used to acquire additional shares of common stock at $3.50 per share and expire July 1999. All warrants became exercisable upon issuance.

                            NBG RADIO NETWORK, INC.
                 (Formerly Nostalgia Broadcasting Corporation)

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        NOTE 7 -   COMMON STOCK TRANSACTIONS - (continued)

             The following summarizes shareholder warrant transactions in 1998 and 1997:

                                                                      PRICE
                                                                       PER
                                                      SHARES          SHARE
                                                    ----------    --------------

Warrants outstanding, November 30, 1996               600,000     $        1.00
Warrants exercised in 1997                                  -     $           -
                                                    ----------
Warrants outstanding, November 30, 1997               600,000     $        1.00
Warrants granted in 1998:
  First private placement                             250,000     $ 2.25 - 2.50
  Second private placement                            500,000              3.50
Warrants exercised in 1998                           (584,230)            (1.00)
Warrants expired in 1998                              (15,770)            (1.00)
                                                  ------------
                                                      750,000     $ 2.25 - 3.50
Adjustment for 3 for 1 split, July 31, 1998         1,500,000
                                                  ------------
Warrants outstanding, November 30, 1998             2,250,000     $  .75 - 1.17
                                                  ============

             STOCK OPTION PLAN - In January 1998, the Company granted options to employees, officers, directors, and selected third parties to acquire up to 600,000 shares of common stock for $.60 per share. These options expired in March 1998. In June 1998, the Company granted additional options to employees, officers, directors, and selected third parties to acquire up to 520,000 shares of common stock for $1.63 per share. These options expire in June 2000, if not exercised earlier. All stock options became exercisable upon the date of grant.

                            NBG RADIO NETWORK, INC.
                 (Formerly Nostalgia Broadcasting Corporation)

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         NOTE 7 - COMMON STOCK TRANSACTIONS - (continued)

             The following table summarizes stock option transactions in 1998. There were no outstanding stock options during 1997:


                                                                                                    WEIGHTED AVERAGE
                                                                                   SHARES             OPTION PRICE
                                                                             -------------------    ------------------

Stock options granted                                                                 1,120,000                  1.08
Stock options exercised                                                                (600,000)                (0.60)
                                                                             $                -         $           -
                                                                             -------------------
Stock options expired                                                                   520,000                  1.63
Adjustment for 3-for-1 split, July 31, 1998                                           1,040,000
                                                                             -------------------

Stock options outstanding, November 30, 1998                                          1,560,000         $        0.54
                                                                             ===================    ==================

NOTE 8       -  LEASE COMMITMENTS

             The Company rents its office space and certain office equipment under operating lease agreements. The following summarizes the Company's lease commitments for succeeding years:

YEARS ENDING NOVEMBER 30,
     1999                                                    $          47,069
     2000                                                    $          49,301
     2001                                                    $          48,938
     2002                                                    $          51,222
     2003                                                    $          16,956

             Rental expense was $68,696 in 1998 and $47,206 in 1997.

                            NBG RADIO NETWORK, INC.
                 (Formerly Nostalgia Broadcasting Corporation)

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9       -  EMPLOYEE BENEFIT PLAN

             The Company maintains a SARSEP savings plan for its employees. Under this plan employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company currently has no policy to match employee contributions.


NOTE 10      -  INCOME TAXES

             The provision for income taxes consisted of the following at November 30, 1998 and 1997:

                                               1998                  1997
                                      -------------------    ------------------

Current                                 $              -      $              -
Deferred tax (benefit) expense                   (74,670)                4,413
Change in valuation allowance                     74,670                     -
                                      -------------------    ------------------

Total income tax expense                $              -      $          4,413
                                      ===================    ==================

             Deferred tax liabilities (assets) are comprised of the following at November 30, 1998 and 1997:

                                              1998                  1997
                                       -------------------   -------------------

Deferred tax assets
  Allowance for doubtful accounts       $            408      $            468
  Net operating loss carryforward                136,264                70,502
  Contribution carryforward                        4,764                 4,764
  Amortization of goodwill                        17,000                 8,500
                                       -------------------   ------------------
                                                 158,436                84,234
Deferred tax liabilities
  Book tax depreciation differences               (9,789)              (10,327)

Valuation allowance                             (158,436)              (83,766)
                                       ------------------    ------------------

Net deferred tax liability              $         (9,789)     $         (9,859)
                                       ==================    ==================

                            NBG RADIO NETWORK, INC.
                 (Formerly Nostalgia Broadcasting Corporation)

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         NOTE 10 -  INCOME TAXES - (continued)

            The net deferred tax liability has been classified as follows:

                                               1998                  1997
                                       ------------------    ------------------

 Current deferred tax benefit           $              -                   468
 Long-term deferred tax liability                 (9,789)              (10,327)
                                       ------------------    ------------------

Net deferred tax liability              $         (9,789)     $         (9,859)
                                       ==================    ==================

             The Company has net operating loss and contribution carryforwards of $141,028 available to offset future income tax liabilities. These carryforwards will expire in 2013 if not utilized earlier to offset taxable income.

             Management of the Company has provided a valuation allowance to offset existing deferred tax assets as of November 30, 1998. The valuation allowance is provided because it is uncertain, based on historical operating results, if the carryforwards will be utilized prior to their expiration.


NOTE 11      -  SUBSEQUENT EVENT

             On January 25, 1999, the Company completed its acquisition of M-Tek Technical Services, Inc. (M-Tek Technical), a kiosk integration company providing customized technical solutions, bar coding, and distribution channels. In the acquisition, the Company acquired assets and assumed certain liabilities of M-Tek Technical for a purchase price of $1,367,000. The acquisition was completed through payment of $100,000 in cash and distribution of 350,000 shares in Company common stock valued at $1,267,000.

                            NBG RADIO NETWORK, INC.
                 (Formerly Nostalgia Broadcasting Corporation)

                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         NOTE 11 - SUBSEQUENT EVENT - (continued)

             The acquisition will be accounted for as a purchase. Accordingly, the excess of the fair value of net assets acquired over liabilities assumed will be recognized as intangible assets and be amortized over their expected useful lives. The following summarized the fair value of the assets acquired and liabilities assumed in the Company's purchase of M-Tek Technical.

Assets acquired:
  Cash                                                   $           200
  Accounts receivable                                             66,875
  Intangible assets:
     Covenant not-to-compete                                     721,093
     Goodwill                                                    656,027
Liabilities assumed                                              (77,195)
                                                       ------------------

Net assets acquired                                      $     1,367,000
                                                       ==================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

     In December 1998 the Company's management, with the knowledge of the Board of Directors, dismissed the auditors Andersen, Andersen & Strong, L.C. and hired the public accounting firm of Moss Adams, LLP to act as the Company's new auditor. The principal report for the financial statements from the past two years, performed by Andersen, Andersen & Strong, L.C. does not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     Set forth below is certain information concerning each person who served as an executive officer during the year ended November 30, 1998 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

DIRECTORS
---------

NAME                       POSITION                                       AGE

John A. Holmes, III        President, Chief Executive Officer,
                           and Chairman of the Board                       28
Peter Jacobsen             Director                                        45
Dick Versace               Director                                        44
Steven R. Sears            Director                                        32
Christopher J. Miller      Director                                        40

     The Directors are elected annually at the shareholders meeting and serve until re-elected at the next annual shareholders meeting. With the exception of Christopher J. Miller, all of the Directors were elected to office on January 30, 1998. Mr. Miller replaced James Schilling at the election of the current Directors. Mr. Schilling resigned as a Director on January 27, 1999 for personal reasons.

     John A. Holmes, age 28, has been President, CEO, and Chairman of the Board since January 30, 1998. Prior to that, Mr. Holmes served as the General Manager of the Company since its inception in March of 1996. Before joining the Company, Mr. Holmes worked in radio syndication with IMS from August 1993 until May 1996. Previously, he worked for KMOV-CBS TV as a sports producer from January 1991 through May 1993. From June of 1990 until December of 1990 Mr. Holmes worked for Radio Personalities, Inc. where he was Executive Producer for the following short form radio programs - "Offsides with Dan Dierdorf" and "Talkin' Roundball with Dick Vitale."

     Peter Jacobsen, age 45, has been a director with the Company since January 30, 1998. He is currently the host of one of the Company's short form features, "Teein' It Up with Peter Jacobsen." Mr. Jacobsen, a member of the PGA Tour, has multiple PGA Tour wins and has participated on two Ryder Cup teams. He has also been an on course commentator for ABC and ESPN.

     Dick Versace, age 44, has been a director with the Company since 1997. Mr. Versace has coached basketball at all levels, high school, college, and the NBA. Most recently he coached in the NBA with the Milwaukee Bucks. Prior to taking the position with the Bucks, Mr. Versace was a television studio host and color analyst for TNT on the Turner Broadcasting Network.

     Steven R. Sears, age 32, has been a director of the Company since January 30, 1998. He is originally from Long Beach, California where he was President of the family owned construction business, Sears Roofing Service, Inc. He also served as Vice President for Robert Kerr & Associates, a real estate construction company in Portland, Oregon.

     Chris Miller, age 40, has been a director of the Company since January 27, 1999. The Board of Directors appointed Mr. Miller to the position after the resignation of Jim Schilling. Mr. Miller is also the Chief Operating Officer of NBG Solutions, Inc. Prior to joining the Company, Mr. Miller worked for US Bank in Portland, Oregon as Vice President and manager of its West Region Client Services Group and Institutional Financial Services. While at US Bank Mr. Miller also worked as Senior Project Manager of Institutional Financial Services and the Project Manager and Consultant for US Bank Trust Division. Prior to working for US Bank Mr. Miller worked for Bank of America as Vice President and Regional Manager of Global Securities Services. While at Bank of America, Mr. Miller also worked as Vice President and Manager of Southern California Institutional Client Administration and Global Securities Services.

EXECUTIVE OFFICERS
------------------

NAME                       POSITION                                       AGE

John A. Holmes, III *      President, Chief Executive Officer, and
                           Chairman of the Board                           28
John J. Brumfield          Vice President/Finance and
                           Chief Financial Officer                         31
Oliver J. Holmes           Vice President/Affiliate Relations              26
Dean R. Gavoni             Vice President/Sales                            29
Lee A. Morgan              Secretary                                       33

* See description of Mr. Holmes' background under "Directors" above.

     John J. Brumfield, age 31, has been Vice President/Finance and CFO since January 30, 1998. From December 1996 to January 1998 he was the Controller for the Company. From February 1996 to September 1996 he was a staff accountant for ITEX Corporation. From September of 1994 until February 1996 Mr. Brumfield was a professional golfer. Prior to that, he worked for the public accounting firm of Bogumil, Holzgang & Associates as a staff accountant from July 1991 for September 1994.

     Oliver J. Holmes, age 26, has been Vice President of Affiliate Relations for the Company since January 30, 1998. Mr. Holmes has been manager of the Affiliate Relations department since July 1996. Prior to working for the Company, Mr. Holmes managed Underwater Safari's dive shop in the Virgin Islands. Prior to that, he worked in affiliate relations for Radio Personalities, Inc., an independent radio syndicator.

     Dean R. Gavoni, age 29, has been Vice President of Sales for the Company since January 30, 1998. Mr. Gavoni has been the national sales manager since July 1996. Prior to working for the Company, Mr. Gavoni worked in radio syndication with IMS. Before that, he worked in marketing and sales for Anheiser-Busch and on many political campaigns in the state of Illinois.

     Lee Morgan, age 33, has been the Secretary of the Company since its inception in March of 1996. He is currently the General Manager for Neal & Associates, a business-consulting firm. Prior to that, he was the National Recruitment Director for ITEX Corporation.

FAMILY RELATIONSHIPS
--------------------

     John A. Holmes, III, President and CEO is the older brother of the Vice President of Affiliate Relations, Oliver J. Holmes.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on written representations made to the Company and the Company's review of Forms 3, 4, and 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, the following forms were filed late:

     1.    Form 3 for Mr. John A. Holmes, III filed November 6, 1998;
               119 days late.
     2.    Form 4 for Mr. John A. Holmes, III filed November 6, 1998;
               88 days late; one transaction.
     3.    Form 3 for Mr. Brumfield filed November 6, 1998; 119 days late.
     4.    Form 4 for Mr. Brumfield filed November 6, 1998; 88 days late;
               one transaction.
     5. Form 4 for Mr. Brumfield filed November 6, 1998; 57 days late.; one transaction.
     6.    Form 3 for Mr. Oliver Homes filed November 6, 1998; 119 days late.
     7. Form 4 for Mr. Oliver Holmes filed November 6, 1998; 88 days late; one transaction.
     8.    Form 3 for Mr. Gavoni filed November 6, 1998; 119 days late.
     9.    Form 4 for Mr. Gavoni filed November 6, 1998; 88 days late;
               one transaction.
     10.   Form 3 for Mr. Morgan filed November 6, 1998; 119 days late.
     11.   Form 4 for Mr. Morgan filed November 6, 1998; 88 days late;
               one transaction.
     12.   Form 3 for Mr. Jacobsen filed November 6, 1998; 199 days late.
     13.   Form 4 for Mr. Jacobsen filed November 6, 1998; 88 days late;
               one transaction.
     14.   Form 3 for Mr. Versace filed November 6, 1998; 119 days late.
     15.   Form 4 for Mr. Versace filed November 6, 1998; 88 days late;
               one transaction.
     16.   Form 3 for Mr. Sears filed November 6, 1998; 119 days late.
     17.   Form 4 for Mr. Sears filed November 6, 1998; 88 days late;
               one transaction.
     18.   Form 4 for Mr. Sears filed November 10, 1998; 61 days late;
               one transaction.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth all cash compensation, including bonuses and deferred compensation, paid for the years ended November 30, 1998, 1997 and 1996 by the Company to its President and Chief Executive Officer. No disclosure is provided with respect to other executive officers because no other executive officer's annual salary and bonus exceeded $100,000.



                                            SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------
                                 Annual Compensation                      Long-Term Compensation
                        --------------------------------------- --------------------------------------------
                                                                            Awards              Payouts
                                                                ------------------------------- ------------
  Name and                                                                       Securities
  Principal                                     Other Annual     Restricted      Underlying        LTIP         All Other
  Position      Year     Salary      Bonus      Compensation       Stock        Options/SARs      Payouts      Compensation
                           ($)        ($)           ($)           Award(s)          (#)             ($)            ($)
     (a)         (b)       (c)        (d)           (e)             (f)             (g)             (h)            (i)
-------------- -------- ---------- ---------- ----------------- ------------- ----------------- ------------ -----------------
John A.
Holmes, III,   1998     $53,840    $ -0-         $ -0-               -0-         480,000            $ -0-          $ -0-
President      1997     $44,655    $ -0-         $ -0-               -0-             -0-            $ -0-          $ -0-
and CEO        1996     $18,272    $ -0-         $ -0-            25,000 (1)         -0-            $ -0-          $ -0-
-------------- -------- ---------- ---------- ----------------- ------------- ----------------- ------------ -----------------

<F1> The fair market value at time of issuance was $0.38 per share with a total value of $9,473. The shares have no vesting or performance restrictions and there are no restrictions on dividends.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

---------------------------------- -------------------- -------------------- ------------------- --------------------
                                        Number Of        Percent Of Total
                                       Securities          Options/SARs
                                       Underlying           Granted To
                                      Options/SARs         Employees In       Exercise or Base
              Name                     Granted (#)          Fiscal Year         Price ($/Sh)       Expiration Date
               (a)                         (b)                  (c)                 (d)                  (e)
---------------------------------- -------------------- -------------------- ------------------- --------------------
John A. Holmes, III, President
and CEO                                480,000 (1)              31%             $0.54/share         June 12, 2000
---------------------------------- -------------------- -------------------- ------------------- --------------------

<F1> The options became exercisable on June 12, 1998 and are not subject to any performance or vesting restrictions.

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

---------------------------------- -------------------- -------------------- ------------------- --------------------
                                                                                 Number Of
                                                                                Unexercised           Value Of
                                                                                 Securities          Unexercised
                                                                                 Underlying         In-The-Money
                                                                              Options/SARs At       Option/SARs At
                                   Shares Acquired On                            FY-End (#)          FY-End ($)
                                        Exercise          Value Realized        Exercisable/        Exercisable/
              Name                         (#)                  ($)            Unexercisable        Unexercisable
               (a)                         (b)                  (c)                 (d)                  (e)
---------------------------------- -------------------- -------------------- ------------------- --------------------
John A. Holmes, III, President
and CEO                                  50,000               $30,000            480,000/0          $540,000/$-0-
---------------------------------- -------------------- -------------------- ------------------- --------------------


EMPLOYMENT AGREEMENT WITH PRESIDENT AND CEO
-------------------------------------------

     Effective November 1, 1998, the Company entered into a five year employment agreement with John A Holmes, III, President and CEO. The employment agreement provides for a base salary of $86,400 per annum, which will be increased annually at the rate of the Consumer Price Index (CPI) plus 15%. In addition, the employment agreement provides that Mr. Holmes will be paid a minimum of 10% more than the next highest paid employee of the Company and its subsidiaries. Mr. Holmes has the right to terminate the agreement upon three months' prior written notice. The Company, at its discretion, has the right to terminate the employment agreement at any time without reason upon three months' prior written notice or payment in lieu of notice equaling three months' compensation. The Company may also terminate Mr. Holmes for cause without prior written notice. The employment agreement also provides that in the event Mr. Holmes is terminated or resigns following a "change in control" (as defined in the employment agreement) of the Company, the Company will pay to Mr. Holmes an amount equal to three times his base salary at the time of his termination or resignation.

DIRECTOR COMPENSATION
---------------------

     Directors of the Company are not currently compensated for their services. However, Directors are reimbursed for all reasonable expenses incurred on behalf of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 15, 1999 as to (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, (ii) each named executive officer and (iii) all Directors and officers as a group. The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to the table.

------------------------- -------------------------- ------------------------------- ------------------------
           (1)                       (2)                          (3)                          (4)
                             Name and Address of          Amount and Nature of
     Title of Class           Beneficial Owner            Beneficial Ownership          Percent of Class
------------------------- -------------------------- ------------------------------- ------------------------

    Common Stock           John A. Holmes                     705,900 (1)                         5%
                           3728 SW Hillsdale Drive
                           Portland, OR 97221
    Common Stock           Peter Jacobsen                     147,000 (2)                         1%
                           8700 SW Nimbus Avenue #B
                           Beaverton, OR 97008
    Common Stock           Dick Versace                       102,000 (3)                    Less than 1%
                           733 East Maywood
                           Peoria, IL 61603
     Common Stock          Steven R. Sears                    331,650 (4)                         2%
                           13800 Stampher
                           Lake Oswego, OR 97034
     Common Stock          Christopher J. Miller              350,000 (5)                         2%
                           11888 SW Breyman Avenue
                           Portland, OR 97219
    Common Stock           Gary Henin                         801,000 (6)                         6%
                           600 SE 55th
                           Portland, OR 97215

Directors and Executive Officers as a group (9 persons)     2,632,156 (7)                        18%

<F1>  Represents 225,000 common shares and 480,000 options without performance or vesting restrictions.
<F2>  Represents 87,000 common shares and 60,000 options without  performance or vesting restrictions.
<F3>  Represents 42,000 common shares and 60,000 options without performance or vesting restrictions.
<F4>  Represents 223,650 common shares and 90,000 options without performance or vesting restrictions. Also includes 18,000 immediately exercisable warrants.
<F5>  Represents 175,000 common shares and 175,000 options without performance or vesting restrictions.
<F6>  Represents 570,000 common shares and 231,000 immediately exercisable warrants.
<F7>  Represents  1,149,156 common shares and 1,405,000 options without performance or vesting restrictions. Also includes 78,000 immediately exercisable warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  The following exhibits are filed as part of this report:

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT

3.1        Articles of Incorporation, as amended(1)
3.2        Bylaws of the Company
4.1        Form of Common Stock Certificate
4.2        Form of Warrants - Private Placement #1
4.3        Form of Warrants - Private Placement #2
10.1       Employee Agreement of John A. Holmes, III dated November 1, 1998*
10.2       Employee Agreement of John J. Brumfield dated November 1, 1998*
10.3       Employee Agreement of Oliver J. Holmes dated November 1, 1998*
10.4       Employee Agreement of Dean R. Gavoni dated November 1, 1998*
21         Subsidiaries of the Registrant
22         Financial Data Schedule

* Management contract or compensatory plan.
(1)  Filed as exhibit to Form 10-SB filed April 16, 1998.

     (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NBG RADIO NETWORK, INC.,
                                        a Nevada corporation

Date:  February 23, 1999                By: /s/ John A. Holmes, III
                                            ------------------------------------
                                            John A. Holmes, III, Chief Executive
                                            Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  February 23, 1999                 By: /s/ John A. Holmes, III
                                             -----------------------------------
                                             John A. Holmes, III, Chairman,
                                             Board of Directors; Chief Executive
                                             Officer and President (Principal
                                             Executive Officer)

Date:  February 23, 1999                 By: /s/ John J. Brumfield
                                             -----------------------------------
                                             John J. Brumfield, Chief Financial
                                             Officer and Vice President, Finance
                                             (Principal Financial and Accounting
                                             Officer)

Date:  February 23, 1999                 By: /s/ Peter Jacobsen
                                             -----------------------------------
                                             Peter Jacobsen, Director

Date:  February 23, 1999                 By: /s/ Dick Versace
                                             -----------------------------------
                                             Dick Versace, Director

Date:  February 23, 1999                 By: /s/ Steven R. Sears
                                             -----------------------------------
                                             Steven R. Sears, Director

Date:  February 23,  1999                By: /s/ Christopher J. Miller
                                             -----------------------------------
                                             Christopher J. Miller, Director

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBIT

3.1          Articles of Incorporation, as amended(1)
3.2          Bylaws of the Company
4.1          Form of Common Stock Certificate
4.2          Form of Warrants - Private Placement #1
4.3          Form of Warrants - Private Placement #2
10.1         Employee Agreement of John A. Holmes, III dated November 1, 1998*
10.2         Employee Agreement of John J. Brumfield dated November 1, 1998*
10.3         Employee Agreement of Oliver J. Holmes dated November 1, 1998*
10.4         Employee Agreement of Dean R. Gavoni dated November 1, 1998*
21           Subsidiaries of the Registrant
22           Financial Data Schedule

* Management contract or compensatory plan.
(1)   Filed as exhibit to Form 10-SB filed April 16, 1998.