Form 10QSB
period 1999-02-28
NBG RADIO NETWORK INC
filed 1999-04-14
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 1999 Commission File Number: 0-24075


                             NBG RADIO NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

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


                                 (503) 802-4624
                (Issuer's telephone number, including area code)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes    /X/        No     / /


     The registrant has one class of Common Stock with 10,490,700 shares outstanding as of April 12, 1999.


     Transitional Small Business Issuer Disclosure Format (check one):
                                           Yes    / /        No     /X/

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------

                             NBG RADIO NETWORK, INC.
                  (formerly Nostalgia Broadcasting Corporation)
                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                       February 28                      November 30
                                                                       (Unaudited)
                                                         ---------------------------------------     -----------------
                                                                1999                 1998                   1998
                                                         ------------------   ------------------     -----------------

CURRENT ASSETS
  Cash and cash equivalents                                 $ 1,377,094          $    77,761            $ 1,855,666
  Barter exchange receivables                                   232,850               11,829                241,678
  Accounts receivable, net of allowance for
     Doubtful accounts of $1,200 in 1998 and 1997             1,280,275              393,905              1,175,330
  Related-party receivable                                       14,462               14,340                 14,462
  Deferred tax asset                                                  -                  468                      -
                                                            -----------          -----------            -----------

           Total current assets                               2,904,681              498,303              3,287,136
                                                            -----------          -----------            -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation         167,205               97,959                136,171

DEPOSITS                                                          3,250                    -                  3,250

COVENANT NOT TO COMPETE, net of amortization                    717,087                    -                      -

GOODWILL, net of amortization                                 1,219,560              643,999                587,750
                                                            -----------          -----------            -----------

          Total assets                                      $ 5,011,783          $ 1,240,261            $ 4,014,307
                                                            ===========          ===========            ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                          $   272,514          $   239,753                176,202
  Accrued liabilities                                            30,741               44,711                 67,886
  Current portion of long-term debt                             243,459              243,419                245,248
                                                            -----------          -----------            -----------

          Total current liabilities                             546,714              527,883                489,336
                                                            -----------          -----------            -----------

OTHER LIABILITIES
  Long-term debt, net of current portion                        240,000              387,808                240,000
  Deferred income tax liability                                   9,789               10,327                  9,789
                                                            -----------          -----------            -----------
          Total other liabilities                               249,789              398,135                249,789
                                                            -----------          -----------            -----------


STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000 shares
     authorized; 10,840,700 and 1,146,000 shares
     issued and outstanding at February 28, 1999
     and 1998, respectively                                      10,840                1,146                 10,490
  Additional paid-in-capital                                  5,196,862              529,327              3,930,212
  Retained deficit                                             (815,338)            (216,230)              (484,763)
  Stock subscription receivable                                (177,084)                   -               (180,757)
                                                            -----------          -----------            -----------

          Total stockholders' equity                          4,215,280              314,243              3,275,182
                                                            ===========          ===========            ===========

          Total liabilities and stockholders' equity        $ 5,011,783          $ 1,240,261            $ 4,014,307
                                                            ===========          ===========            ===========



See Accompanying Notes

                             NBG RADIO NETWORK, INC.
                  (formerly Nostalgia Broadcasting Corporation)
                            STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED FEBRUARY 28
                                                                       (Unaudited)
                                                         ---------------------------------------
                                                                1999                 1998
                                                         ------------------   ------------------


REVENUES
  Advertising income                                        $    150,544         $    431,335
  Kiosk income                                                    62,865                    -
  Interest income                                                  9,038                1,644
                                                            ------------         ------------
          Total revenues                                         222,447              432,979

DIRECT COSTS                                                       6,647               32,310
COST OF GOODS SOLD                                                33,882                    -
                                                            ------------         ------------
GROSS MARGIN                                                     181,918              400,669
                                                            ------------         ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                                    161,642              111,992
  Talent fees                                                     55,705               33,155
  Travel and entertainment                                        34,560               23,331
  Consulting and professional                                     86,451               10,796
  Advertising                                                     13,604               21,795
  Depreciation and amortization                                   37,165               23,928
  Postage and printing                                            23,485               22,162
  Rent                                                            18,148               15,800
  Interest                                                           362                8,196
  Office supplies                                                  6,924                6,660
  Telephone                                                       13,828                4,043
  Other expenses                                                  60,619               49,301
                                                            ------------         ------------
           Total general and administrative expenses             512,493              331,159
                                                            ------------         ------------
Net income (loss) before provision for income taxes             (330,575)              69,510

Provision for income taxes                                             -                    -
                                                            ------------         ------------

Net income (loss)                                           $   (330,575)        $     69,510
                                                            ============         ============

Basic loss per share of common stock                        $      (0.03)        $       0.02
                                                            ============         ============
Weighted average number of shares outstanding                 10,606,200            3,365,640
                                                            ============         ============


See Accompanying Notes

                             NBG RADIO NETWORK, INC.
                  (formerly Nostalgia Broadcasting Corporation)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                ADDITIONAL                          STOCK
                                                                 PAID-IN         RETAINED       SUBSCRIPTION
                                       COMMON STOCK              CAPITAL          DEFICIT        RECEIVABLE         TOTAL
                                ---------------------------    -------------    ------------    --------------    -----------
                                  SHARES         AMOUNT
                                -----------    ------------
BALANCE, November 30, 1997       1,110,000           1,110          493,363        (285,740)                -         208,733

Issuance of common shares for
  Services                         232,250             232          337,968               -          (180,757)        157,443
Issuance of common shares for
  Cancellation  of notes
payable                            220,220             220          120,020               -                 -         120,240
Private placement of common
  Stock                            750,000             750        1,999,250               -                 -       2,000,000
Exercise of options and
warrants                         1,184,430           1,184          986,605               -                 -         987,789
3 for 1 stock split              6,993,800           6,994           (6,994)              -                 -               -
Net loss for the year                    -               -                -        (199,023)                -        (199,023)
                                -----------    ------------    -------------    ------------    --------------    ------------
BALANCE, November 30, 1998      10,490,700       $  10,490      $ 3,930,212      $ (484,763)      $  (180,757)     $3,275,182

Issuance of common shares for
acquisition                        350,000             350        1,266,650        (330,575)            3,673         940,098
                                -----------    ------------    -------------    ------------    --------------    ------------
BALANCE, February 28, 1999      10,840,700       $  10,840      $ 5,196,862       $(815,338)      $  (177,084)    $ 4,215,280
                                ===========    ============    =============    ============    ==============    ============



See Accompanying Notes

                             NBG RADIO NETWORK, INC.
                  (formerly Nostalgia Broadcasting Corporation)
                            STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED FEBRUARY 28
                                                                                            (Unaudited)
                                                                              -----------------------------------------
                                                                                     1999                  1998
                                                                              -------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                        $  (330,575)           $   69,510
  Adjustments to reconcile net loss to cash from operating activities:
     Depreciation and amortization                                                     37,165                38,370
     Common stock shares issued for services                                                -                     -
     Deferred tax liability                                                                 -                     -
  Changes in assets and liabilities:
     Barter exchange receivables                                                        8,828               (11,829)
     Accounts receivable                                                             (104,945)             (180,020)
     Related-party receivables                                                              -                     -
     Stock subscription receivable                                                      3,673                     -
     Deposits                                                                               -                     -
     Accounts Payable                                                                  96,312                95,611
     Accrued liabilities                                                              (37,145)              (63,701)
                                                                              -------------------    ------------------

          Net cash from operating activities                                         (326,687)              (52,059)
                                                                              -------------------    ------------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock                                                        $ 1,267,000            $   36,000
  Goodwill from subsidiary acquisition                                               (656,027)                    -
  Covenant not to compete from subsidiary acquisition                                (721,093)                    -
  Acquisition of property and equipment                                               (39,976)              (10,859)
                                                                              -------------------    ------------------

          Net cash from investing activities                                         (150,096)               25,141
                                                                              -------------------    ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                              -                     -
  Payments on long-term debt                                                           (1,789)               (8,014)
                                                                              -------------------    ------------------

          Net cash from financing activities                                           (1,789)               (8,014)
                                                                              -------------------    ------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (478,572)              (34,932)
CASH, beginning of year                                                             1,855,666               112,693
                                                                              -------------------    ------------------

CASH, end of year                                                                 $ 1,377,094             $  77,761
                                                                              ===================    ==================

                             NBG RADIO NETWORK, INC.
                  (formerly Nostalgia Broadcasting Corporation)
                            STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED FEBRUARY 28
                                                                                            (Unaudited)
                                                                              -----------------------------------------
                                                                                     1999                  1998
                                                                              -------------------    ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                      $       362            $     8,196
                                                                              ===================    ==================
     Cash paid for income taxes                                                  $         -            $         -
                                                                              ===================    ==================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Issuance of common stock for subsidiary acquisition                         $ 1,267,000            $         -
                                                                              ===================    ==================
     Issuance of common stock for services, net of stock subscription
     Receivable                                                                  $    16,916            $         -
                                                                              ===================    ==================
Cash paid for income taxes


See Accompanying Notes

NOTE 1       -  ORGANIZATION AND BUSINESS ACTIVITY

             Nostalgia Broadcasting Corporation was organized under the laws of the State of Nevada on March 27, 1996. In January 1998, shareholders of Nostalgia Broadcasting Corporation approved its name change to NBG Radio Network, Inc. (the Company). The Company is involved in the acquisition, creation, and syndication of national radio programming. Substantially all operations are conducted from the Company's headquarters in Portland, Oregon.

NOTE 2       -  PRINCIPLES OF CONSOLIDATION

             The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NBG Solutions, Inc. and NBG Travel Exclusives, Inc., after elimination of intercompany transactions and balances.

             The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Company's annual report will contain audited financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended February 28, 1999 are not necessarily indicative of results to be anticipated for the year ending November 30, 1999. Certain amounts for 1998 have been restated to conform with the 1999 presentation.

NOTE 3       -  EARNINGS PER COMMON SHARE

             Earnings per common share is calculated by dividing net income by the weighted average shares outstanding. Weighted average shares outstanding consists of common shares outstanding and common stock equivalents attributable to outstanding stock options and warrants.

             The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to the 3 for 1 stock split in July 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

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

o    Ability to maintain and establish new relations with radio stations

o    Ability to predict public taste with respect to entertainment programs

THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
---------------------------------------------

     Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended November 30, 1998, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended February 28, 1999, compared to the results of operations for the three-month period ended February 28, 1998, and to changes in the Company's financial condition from November 30, 1998 to February 28, 1999.

     REVENUES. Total revenues for the three months ended February 28, 1999 were $222,447 compared to revenues of $432,979 for the same period in 1998, representing a decrease of $210,532, or 48%. This decrease was principally due to transitioning from a blend of cash and barter sales in the first quarter of 1998 to strictly cash sales in the first quarter of 1999. The internal development of new radio programs and the partnering with other radio programmers has allowed the Company to increase the number of cash customers. Barter sales usually generate higher spot rates than cash sales typically do. However, by focusing on cash sales, the Company hopes to develop long-term relationships with customers.

     In the first quarter of 1998, $200,921 of the $432,979 in revenues, or 46%, were barter transactions. In the first quarter of 1999 all of the $222,447 in revenues consisted of cash sales. The Company anticipates that 90% of total revenues for the year will consist of cash sales.

     DIRECT COSTS. Direct costs for the three months ended February 28, 1999 and 1998 were $6,647 and $32,310, respectively, representing a decrease of $25,663, or 79%. Direct costs consist primarily of commissions paid to advertising agencies. The decrease in direct costs for the first quarter of 1999 is primarily due to an increase in the number of clients that do not charge an advertising agency commission.

     COST OF GOODS SOLD. Cost of goods sold represent direct costs for the production of the Company's Kiosk marketing system. Cost of goods sold for the three months ended February 28, 1999, was $33,882, or 55% of Kiosk sales, compared to $0 in the same period in 1998. The Company did not offer the Kiosk marketing system in the first quarter of 1998.

     GROSS MARGIN. Gross margin for the three months ended February 28, 1999 was $181,918, a decrease of $218,751, or 55%, compared to the same period 1998. The decrease in gross margin during the first quarter of 1999 was principally due to the Company selling only to cash clients and not accepting any barter sales.

     Gross margin for the first quarter of 1999 was 82% of total revenues compared to 93% of total revenues for the same period in 1998. The reason for the decrease in gross margin as a percentage of total revenues was primarily due to the cost of goods sold relating to the new Kiosk product combined with lower margins on Kiosk sales compared to radio sales. The lower margins on Kiosk sales were partially offset by an increase in gross margins on radio sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended February 28, 1999 was $512,493, representing an increase of $181,334, or 55% over the same period in 1998. The increase is primarily due to increased costs associated with a growth in the number of Company employees and programs offered by the Company and increased professional fees relating to SEC reporting compliance and the acquisition of MTek Technical Services, Inc. Amortization expense was $28,223 during the three months ended February 28, 1999, an increase of $9,473, or 51%, compared to $18,750 for the same period in 1998. The increase resulted from the purchase of MTek Technical Services, Inc. Management expects general and administrative expenses to continue to grow as the Company attempts to acquire new programming and continues to develop existing programs.

     INCOME TAXES. Due to loss carryforwards, there was no provision for income taxes during the three months ended February 28, 1999 and 1998.

     NET LOSS AND EARNINGS PER SHARE. Net loss for the three months ended February 28, 1999 was $330,575, or $.03 per share. Net income for the three months ended February 28, 1998 was $69,510, or $.02 per share. The loss for 1999 was mainly due to reduced revenues and increased amortization, professional fees, and employee benefits.

     Earnings per share, which includes the dilutive effects of options and warrants to purchase common stock, are based upon 10,606,200 and 3,365,640 shares outstanding on February 28, 1999 and 1998, respectively. The Company declared a three for one stock split in June of 1998 payable to all shareholders or record as of July 31, 1998. Per share earnings for the first quarter of 1998 were adjusted to reflect the stock split.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at February 28, 1999 was $1.37 million compared to $.07 million at February 28, 1998. The increase in working capital was primarily due to an increase in cash and cash equivalents resulting from the proceeds received in connection with the sale of common stock.

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

      The Company has long term note payable to ITEX Corporation with an outstanding balance of $478,596 as of February 28, 1999. The original balance of the note was $600,000. The terms of the note require the Company to pay $120,000 per annum plus interest calculated at 6%. The term of the note is five years and the last payment is scheduled to be made on May 5, 2001. The note is secured by equipment and accounts receivable.

      Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through November 30, 2000. The Company's management further believes it has sufficient liquidity to implement its expansion and acquisition strategies.

YEAR 2000
---------

     The last Year 2000 issue exists because many computer programs use two digit date fields to define the applicable year rather than four digit date fields. Because of this, computer equipment and software (sometimes referred to as "information technology" or "IT") and devices with embedded technology (sometimes referred to as "non-IT") that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production delays or breakdowns, a temporary inability to process transactions, send invoices, or engage in other normal business activity. Incomplete or untimely resolution of the Year 2000 issue by the Company or important suppliers or customers of the Company could have a materially adverse effect on the Company's business, financial condition or results of operations.

     The Company's approach to the Year 2000 issue is discussed below. In discussing the Year 2000 issue, the Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to:

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

     State of Readiness. The Company, in conjunction with outside consultants, has made an assessment of the effect of the Year 2000 issue on its IT and non-IT systems. The Company has identified certain modifications to its IT systems which are necessary to address the Year 2000 issue and has fully implemented those modifications. The Company has determined there are no necessary modifications to its non-IT systems. Based on this assessment and implementation of the modifications discussed above, the Company believes its IT systems and non-IT systems will properly recognize calendar dates beginning in the year 2000.

     In addition, the Company has evaluated, through conversations and questionnaires sent to its critical vendors and customers, the IT systems of most of its outside vendors and customers. The Company has received responses from approximately 80% of its vendors and 45% of its customers. The Company does not expect to receive all of the remaining responses in time to correct any problems which may be identified in such responses. The Company has, however, received replies from what the Company considers to be its critical vendors and customers. Based on the responses received to date, the Company does not believe the Year 2000 issue will have a material adverse effect on the Company.

     Costs to Address Year 2000 Issue. To date, the Company has incurred costs of approximately $5,000 and the Company estimates its total cost to become Year 2000 compliant will be approximately $10,000. Accordingly, the Company expects the costs to address the Year 2000 issue will not have a material adverse financial impact on the Company's financial condition or results of operations. However, there can be no assurance that additional remediation and costs will not be identified, especially since the Company has not received responses from all third parties.

     Risks of the Company's Year 2000 Issue. The most reasonably likely worst case scenario for the Company would involve an extended shutdown in production and/or lost revenue caused by interruption in the Company's customers' businesses. The Company is unable to quantify the effect of such scenario. However, the Company has identified its critical vendors and customers and does not believe that any such vendors or customers represent a significant risk.

     Company's Contingency Plan. Based on the Company's assessment of the Year 2000 issue, the Company has not developed and does not intend to develop a contingency plan to address the reasonably likely worst case scenario.

PART II - OTHER INFORMATION
---------------------------

ITEM 1. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

UNREGISTERED SECURITIES
-----------------------

     The following unregistered securities were issued by the Company during the first quarter of 1999:

------------------------------    ------------------------    ------------------    --------------------    ---------------------
                                                                   Name of
                                                                  Principal
                                    Title and Amount of         Underwriter/
                                        Securities              Underwriting         Name or Class of
                                  Granted/Exercise Price        Discounts or            Persons who             Consideration
     Date of Grant/Issue               if Applicable             Commissions        Received Securities           Received
------------------------------    ------------------------    ------------------    --------------------    ---------------------
                                                                                       Shareholders of
                                     350,000 shares of                                  MTek Technical
January 1999                           Common Stock               None/None             Services, Inc.           $1,267,000*
------------------------------    ------------------------    ------------------    --------------------    ---------------------

* Estimated value of assets acquired from MTek Technical Services, Inc.

     The above unregistered securities were sold or granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act") under Section 4 (2) of the Act and/or Regulation D promulgated under the Act.


ITEM 2.  OTHER INFORMATION
--------------------------

     On January 25, 1999, the Company completed its acquisition of MTek Technical Services, Inc., a kiosk integration company providing customized technical solutions, bar coding, and distribution channels. In the acquisition, the Company acquired assets and assumed certain liabilities of MTek Technical Services, Inc. for a purchase price of $1,367,000. The purchase price consisted of $100,000 in cash and 350,000 shares of Company Common Stock.

     The acquisition will be accounted for as a purchase. Accordingly, the excess of the fair value of net assets acquired over liabilities will be recognized as intangible assets and be amortized over their expected useful lives. The following summarized the fair value of the assets acquired and liabilities assumed in the Company's purchase of MTek Technical Services, Inc.:


Assets acquired:
  Cash                                          $       200
  Accounts receivable                                66,875
  Intangible assets:
     Covenant not-to-compete                        721,093
     Goodwill                                       656,027
Liabilities assumed                                 (77,195)
                                             -----------------

Net assets acquired                             $ 1,367,000
                                             =================

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)    The following exhibits are filed as part of this report:

       Exhibit Number             Description of Exhibit
       --------------             ----------------------

             27                   Financial Data Schedule



(b) No reports on form 8-K were required to be filed during the quarter ended February 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NBG RADIO NETWORK, INC.,
                                    a Nevada corporation

Date:  April 14, 1999               By: /s/ John J. Brumfield
                                        ----------------------------------------
                                    John J. Brumfield, Chief Financial Officer
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)