Form 10KSB/A
period 1998-12-31
NBG RADIO NETWORK INC
filed 1999-06-04
CIK 1059366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. / /

     The issuer's revenues for its most recent fiscal year were $2,208,599.

     Based on the closing sales price of the Common Stock on February 25, 1999, the aggregate market value of the voting stock of registrant held by non-affiliates was $33,863,097.

     The registrant has one class of Common Stock with 10,490,700 shares outstanding as of February 25, 1999.

                   Documents Incorporated By Reference: None

     Transitional Small Business Issuer Disclosure Format (check one):
          YES / /  NO /X/.

                             NBG RADIO NETWORK, INC.
                                TABLE OF CONTENTS

                                                                            PAGE


PART I
     Item 1.      Description of Business..................................   1
     Item 2.      Description of Property..................................   4
     Item 3.      Legal Proceedings........................................   5
     Item 4.      Submission of Matters to a Vote of Security Holders......   5

PART II
     Item 5.      Market for Common Equity and Related Stockholder
                     Matters ..............................................   5
     Item 6.      Management's Discussion and Analysis or Plan of
                     Operation.............................................   7
     Item 7.      Financial Statements.....................................  12
     Item 8.      Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure...................  13

PART III
     Item 9.      Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a) of
                     the Exchange Act......................................  13
     Item 10.     Executive Compensation...................................  16
     Item 11.     Security Ownership of Certain Beneficial Owners
                     and Management........................................  18
     Item 12.     Certain Relationships and Related Transactions...........  18
     Item 13.     Exhibits and Reports on Form 8-K.........................  19

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL
-------

     Nostalgia Broadcasting Corporation was incorporated in March 1996 under the laws of the State of Nevada. In January 1998, Nostalgia Broadcasting Corporation changed its name to NBG Radio Network, Inc. (the "Company"). The Company's principal executive offices are located at 520 SW 6th, Suite 750, Portland, OR 97204, and its telephone number is (503) 802-4624.

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

     The Company intends to aggressively expand its operations over the next twelve months. Beginning with radio syndication, the Company's number one goal is to enhance the value of its current network. In order to do this, the Company will increase its marketing efforts to radio station across the United States. The Company currently has a network of over 1,700 radio station affiliates and with over 10,000 radio stations in the United States the Company anticipates significantly expanding its network. There can be no assurances that the Company will be able to expand its operations.

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

     To complement its radio advertising revenue the Company intends to publish a travel magazine, "Travel Exclusive" (the "Publication"), highlighting four and five star destinations. The complement of radio and print advertising is very attractive to advertisers. In addition, the Publication is attractive to the Hotel destinations because it is offered on a barter basis. In exchange for a listing in the Publication the Company receives room nights at these destinations. These room nights are placed in the Company's inventory and sold for cash or used internally to reduce Company travel costs. The Company intends to publish the magazine on a quarterly basis.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company leases approximately 6,500 square feet of office space in Portland, Oregon in which its corporate headquarters, programming and Subsidiary are located. The lease expires on March 31, 2003 and the annual base rent is approximately $76,000. The Company also has a sales office in New York which it rents in exchange for advertising time on the network.

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


                                     PART II
                                     -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's Common Stock has been quoted on the OTC Bulletin Board since January 23, 1998. Prior to that there was no market for the Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 1998:


Calendar Year                                         High Bid           Low Bid
-------------                                         --------           -------

1997:
----

First quarter                                              N/A               N/A
Second quarter                                             N/A               N/A
Third quarter                                              N/A               N/A
Fourth quarter                                             N/A               N/A

1998*:
----

First quarter**                                            .21              .15
Second quarter                                             .25              .17
Third quarter                                             2.06              .31
Fourth quarter                                            1.38              .56

* The prices have been adjusted for a 3-for-1 stock split effective on July 31, 1998.
** No quotations available prior to January 23, 1998.


The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the OTCBB quotation system. The Company estimates that as of January 30, 1999 there were approximately 300 holders of record of the Common Stock.

DIVIDENDS
---------

     The Company has never declared or paid a cash dividend on their Common Stock. The Company currently intends to retain all earnings to finance growth of the Company's business and does not anticipate paying any cash dividends in the foreseeable future on its Common Stock. There are no restrictions on dividend payments.

UNREGISTERED SECURITIES
-----------------------

     The following unregistered securities have been issued by the Company during the last three fiscal years:

------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                   Name of
                                                                  Principal
                                    Title and Amount of         Underwriter/
                                        Securities              Underwriting         Name or Class of
                                  Granted/Exercise Price        Discounts or            Persons who         Consideration
        Date of Grant                  if Applicable             Commissions        Received Securities        Received
------------------------------    ------------------------    ------------------    -------------------- ---------------------

March 1996                            500,000/Common          None/None             Investor/Officer     $150,000
------------------------------    ------------------------    ------------------    -------------------- ---------------------
September 1996                        600,000/Common          None/None             Private Placement    $300,000
------------------------------    ------------------------    ------------------    -------------------- ---------------------
September 1996                         10,000/Common          None/None             Acquisition          $5,000*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                                    Employees and
January 1998                         600,000/Options          None/None             board members        $ -0-
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                                    Shares issued for
                                                                                    hosting and
January 1998                           60,750/Common          None/None             producing services   $36,450*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                                    Shares issued for
January 1998                           65,000/Common          None/None             printing services    $50,000*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                                    Shares issued for
January 1998                           3,000/Common           None/None             consulting services  $6,000*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                                    Shares issued for
                                                                                    investor relation
January 1998                            9,000/Common           None/None            services             $9,000*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                                    Shares issued in
                                                                                    exchange for
January 1998                           20,260/Common          None/None             outstanding notes    $20,260
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                                    Shares issued in
                                                                                    exchange for
January 1998                          199,960/Common          None/None             outstanding notes    $99,980
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                                    Shares issued for
                                                                                    hosting and
June 1998                             34,000/Common           None/None             writing services     $55,250*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
July 1998                             250,000/Units(1)        None/None             Private Placement    $500,000
------------------------------    ------------------------    ------------------    -------------------- ---------------------
July 1998                             500,000/Units(1)        None/None             Private Placement    $1,500,000
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                                    Shares issued for
July 1998                              48,000/Common          None/None             printing services    $144,000*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
                                                                                    Shares issued for
                                                                                    hosting and
July 1998                             12,700/Common           None/None             producing services   $38,100*
------------------------------    ------------------------    ------------------    -------------------- ---------------------
July 1998                             584,230/Common          None/None             Warrants exercised   $584,230
------------------------------    ------------------------    ------------------    -------------------- ---------------------




July 1998                            6,993,800/Common         None/None             Shareholders -
                                                                                    3-for-1 stock split  $ -0-
------------------------------    ------------------------    ------------------    -------------------- ---------------------

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

     In 1998 management analyzed certain inventory items acquired from ITEX Media Services, Inc. consisting of old time radio programs and music production libraries, and determined that the items should be reclassified from inventory to goodwill. At the time the items were acquired, management intended to market and sell these products to radio stations and the listening public. However, management later determined to use the items as bonus and promotional items for the radio station affiliates carrying the Company's programs instead of selling the items. As a result, management reclassified the items from inventory to goodwill. This reclassification resulted in additional depreciation and amortization expense of $75,000.

     Earnings per share, which includes the dilutive effects of options and warrants to purchase common stock, are based upon 7,222,359 and 3,330,000 shares outstanding on November 30, 1998 and 1997, respectively. The Company declared a three for one stock split in June of 1998 payable to all shareholders of record as of July 31, 1998. Per share earnings for 1997 were adjusted to reflect the stock split.

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

     The Company declared a three for one stock split in June of 1998 payable to all shareholders of record as of July 31, 1998. The offerings discussed above and the warrant prices indicated do not reflect the stock split.

     The Company has a long term note payable to ITEX Corporation with an outstanding balance of $478,596 as of November 30, 1998. The original balance of the note was $600,000. The terms of the note require the Company to pay $120,000 per annum plus interest calculated at 6%. The term of the note is five years and the last payment is scheduled to be made on May 5, 2001. The note is secured by the Company's equipment and accounts receivable.

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
                                                       ==================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

     In December 1998 the Company's management, with the knowledge of the Board of Directors, dismissed the auditors Andersen, Andersen & Strong, L.C. and hired the public accounting firm of Moss Adams, LLP to act as the Company's new auditor. The principal accountant's report for the financial statements from the past two years, performed by Andersen, Andersen & Strong, L.C. does not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.


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

     The Directors are elected annually at the shareholders meeting and serve until re-elected at the next annual shareholders meeting. With the exception of Christopher J. Miller, all of the Directors were elected to office on January 30, 1998. Mr. Schilling resigned as a Director on January 27, 1999 for personal reasons. Mr. Miller was appointed to fill the vacancy created by Mr. Schilling's resignation.

     John A. Holmes, age 28, has been President, CEO, and Chairman of the Board since January 30, 1998. Prior to that, Mr. Holmes served as the General Manager of the Company since its inception in March of 1996. Before joining the Company, Mr. Holmes worked in radio syndication with ITEX Media Services, Inc. from August 1993 until May 1996. Previously, he worked for KMOV-CBS TV as a sports producer from January 1991 through May 1993. From June of 1990 until December of 1990 Mr. Holmes worked for Radio Personalities, Inc. where he was Executive Producer for the following short form radio programs - "Offsides with Dan Dierdorf" and "Talkin' Roundball with Dick Vitale."

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

FAMILY RELATIONSHIPS
--------------------

     John A. Holmes, III, President and CEO is the older brother of the Vice President of Affiliate Relations, Oliver J. Holmes.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on written representations made to the Company and the Company's review of Forms 3, 4, and 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, the following forms were filed late:

     1.    Form 3 for Mr. John A. Holmes, III.
     2.    Form 4 for Mr. John A. Holmes, III; relating to one transaction.
     3.    Form 3 for Mr. Brumfield.
     4.    Two Form 4's for Mr. Brumfield; relating to one transaction.
     5.    Form 3 for Mr. Oliver Holmes.
     6.    Form 4 for Mr. Oliver Holmes; relating to one transaction.
     7.    Form 3 for Mr. Gavoni.
     8.    Form 4 for Mr. Gavoni; relating to one transaction.
     9.    Form 3 for Mr. Morgan.
     10.   Form 4 for Mr. Morgan; relating to one transaction.
     11.   Form 3 for Mr. Jacobsen.
     12.   Form 4 for Mr. Jacobsen; relating to one transaction.
     13.   Form 3 for Mr. Versace.
     14.   Form 4 for Mr. Versace; relating to one transaction.
     15.   Form 3 for Mr. Sears.
     16.   Two Form 4's for Mr. Sears; relating to one transaction each.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  The following exhibits are filed as part of this report:

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT

3.1        Articles of Incorporation, as amended(1)
3.2        Bylaws of the Company(2)
4.1        Form of Common Stock Certificate(2)
4.2        Form of Warrants - Private Placement #1
4.3        Form of Warrants - Private Placement #2
10.1       Employee Agreement of John A. Holmes, III dated November 1, 1998*(2)
10.2       Employee Agreement of John J. Brumfield dated November 1, 1998*(2)
10.3       Employee Agreement of Oliver J. Holmes dated November 1, 1998*(2)
10.4       Employee Agreement of Dean R. Gavoni dated November 1, 1998*(2)
21         Subsidiaries of the Registrant(2)
22         Financial Data Schedule(2)

* Management contract or compensatory plan.
(1)  Filed as exhibit to Form 10-SB filed April 16, 1998.
(2)  Filed as exhibit to Form 10-KSB filed March 2, 1999.

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

                                        NBG RADIO NETWORK, INC.,
                                        a Nevada corporation

Date:  May ___, 1999                By: /s/ John A. Holmes, III
                                            ------------------------------------
                                            John A. Holmes, III, Chief Executive
                                            Officer and President

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBIT

3.1          Articles of Incorporation, as amended(1)
3.2          Bylaws of the Company(2)
4.1          Form of Common Stock Certificate(2)
4.2          Form of Warrants - Private Placement #1
4.3          Form of Warrants - Private Placement #2
10.1         Employee Agreement of John A. Holmes, III dated
             November 1, 1998*(2)
10.2         Employee Agreement of John J. Brumfield dated November 1, 1998*(2)
10.3         Employee Agreement of Oliver J. Holmes dated November 1, 1998*(2)
10.4         Employee Agreement of Dean R. Gavoni dated November 1, 1998*(2)
21           Subsidiaries of the Registrant(2)
22           Financial Data Schedule(2)

* Management contract or compensatory plan.
(1)   Filed as exhibit to Form 10-SB filed April 16, 1998.
(2)   Filed as exhibit to Form 10-KSB filed March 2, 1999.