Form 10QSB
period 1999-05-31
NBG RADIO NETWORK INC
filed 1999-07-15
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 1999     Commission File Number:  0-24075


                             NBG RADIO NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                       88-0362102
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


   520 SW Sixth Avenue, Suite 750

           Portland, Oregon                                          97204
(Address of principal executive offices)                           (Zip Code)


                                 (503) 802-4624
                (Issuer's telephone number, including area code)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes      [X]      No      [   ]


     The registrant has one class of Common Stock with 10,840,700 shares outstanding as of July 12, 1999.


     Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ]  No [X].

PART I - FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements

                                                                                          NBG RADIO NETWORK, INC.
                                                                    (formerly Nostalgia Broadcasting Corporation)
                                                                                                   BALANCE SHEETS


         ASSETS
         ------
                                                                            May, 31                  November 30
                                                                          (Unaudited)
                                                                -------------------------------------------------
                                                                 1999                  1998                1998
                                                                -------------     -------------     -------------

CURRENT ASSETS
  Cash and cash equivalents                                        $ 956,843         $ 136,014         1,855,666
  Barter exchange receivables                                        223,108                 -           241,678
  Accounts receivable, net of allowance for
     doubtful accounts of $1,200 in 1999 and 1998                    993,152           984,484         1,175,330
  Loan receivable                                                     55,733                 -                 -
  Related-party receivable                                            14,462            16,840            14,462
  Deferred tax asset                                                       -               468                 -
                                                                -------------     -------------     -------------

           Total current assets                                    2,243,298         1,137,806         3,287,136
                                                                -------------     -------------     -------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation              182,350            97,397           136,171

DEPOSITS                                                               3,050             3,250             3,250
PROGRAMMING RIGHTS, net of amortization                              748,750                 -                 -

COVENANT NOT TO COMPETE, net of amortization                         705,069                 -                 -

GOODWILL, net of amortization                                      1,184,409           625,249           587,750
                                                                -------------     -------------     -------------
          Total assets                                          $  5,066,926        $1,863,702        $4,014,307
                                                                =============     =============     =============

         LIABILITIES AND STOCKHOLDERS'
         -----------------------------
         EQUITY
         ------

CURRENT LIABILITIES
  Accounts payable                                               $   191,305         $ 153,356           176,202
  Accrued liabilities                                                  4,146            46,819            67,886
  Program contracts payable                                          699,354                 -                 -
  Barter exchange payables                                                 -            93,632                 -
  Current portion of long-term debt                                    3,036           205,079           245,248
                                                                -------------     -------------     -------------

          Total current liabilities                                  897,841           498,886           489,336
                                                                -------------     -------------     -------------

OTHER LIABILITIES
  Long-term debt, net of current portion                                   -           387,808           240,000
  Deferred income tax liability                                        9,789            10,327             9,789
                                                                -------------     -------------     -------------

          Total other liabilities                                      9,789           398,135           249,789
                                                                -------------     -------------     -------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000 shares authorized;
    10,840,700 and 1,705,094 shares issued and outstanding at
    May 31, 1999 and 1998, respectively                              10,840              1,705            10,490
  Additional paid-in-capital                                       5,196,862           952,668         3,930,212
  Retained deficit                                                 (874,517)            60,015          (484,763)
  Stock subscription receivable                                    (173,889)           (47,707)         (180,757)
                                                                -------------     -------------     -------------

          Total stockholders' equity                               4,159,296           966,681         3,275,182
                                                                -------------     -------------     -------------

          Total liabilities and stockholders' equity            $  5,066,926        $1,863,702        $4,014,307
                                                                =============     =============     =============



See Accompanying Notes

                                                                                          NBG RADIO NETWORK, INC.
                                                                    (formerly Nostalgia Broadcasting Corporation)
                                                                                         STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          MAY 31  (Unaudited)             MAY 31  (Unaudited)
                                                      -----------------------------------------------------------
                                                          1999           1998             1999           1998
                                                      ------------   ------------     ------------   ------------

REVENUES
  Advertising income                                  $   776,668    $   931,707      $   927,212    $ 1,363,042
  Kiosk income                                            121,480              -          184,345              -
  Interest income                                           1,237          1,814           10,275          3,458
                                                      ------------   ------------     ------------   ------------
          Total revenues                                  899,385        933,521        1,121,832      1,366,500

DIRECT COSTS                                               69,886        265,163           76,533        297,473
COST OF GOODS SOLD                                         98,025              -          131,907              -
                                                      ------------   ------------     ------------   ------------
GROSS MARGIN                                              731,474        668,358          913,392      1,069,027
                                                      ------------   ------------     ------------   ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                             237,323        113,714          398,965        225,706
  Talent fees                                              90,466         52,112          146,171         85,267
  Travel and entertainment                                 45,448         16,778           80,008         40,109
  Consulting and professional                              72,000         23,002          158,451         33,798
  Advertising                                              20,793         18,007           34,397         39,802
  Depreciation and amortization                            57,097         22,250           94,262         46,178
  Postage and printing                                     31,909         22,225           55,394         44,387
  Rent                                                     17,965          8,508           36,113         24,308
  Interest                                                  1,289          4,897            1,651         13,093
  Office supplies                                          32,814          5,189           39,738         11,849
  Telephone                                                21,460          5,478           35,288          9,521
  Other expenses                                          162,089         99,953          222,708        149,254
                                                      ------------   ------------     ------------   ------------
          Total general and administrative expenses       790,653        392,113        1,303,146        723,272
                                                      ------------   ------------     ------------   ------------
Net income (loss) before provision for income taxes       (59,179)       276,245         (389,754)       345,755

Provision for income taxes                                      -              -                -              -
                                                      ------------   ------------     ------------   ------------

Net income (loss)                                     $   (59,179)   $   276,245      $  (389,754)   $   345,755
                                                      ============   ============     ============   ============

Basic loss per share of common stock                  $     (0.01)   $      0.05      $     (0.03)   $      0.08
                                                      ============   ============     ============   ============
Weighted average number of shares outstanding          10,840,700      4,947,867       10,724,033      4,157,931
                                                      ============   ============     ============   ============

See Accompanying Notes

                                                                                                NBG RADIO NETWORK, INC.
                                                                          (formerly Nostalgia Broadcasting Corporation)
                                                                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                            (Unaudited)

                                                                                                STOCK
                                                               ADDITIONAL      RETAINED        SUBSCRIP-
                                       COMMON STOCK             PAID-IN         DEFICIT          TION            TOTAL
                                                                CAPITAL                       RECEIVABLE
                                -------------------------   -------------   ------------   --------------   -----------
                                  SHARES       AMOUNT
                                -----------  ------------
BALANCE, November 30, 1997       1,110,000         1,110         493,363      (285,740)                -        208,733

Issuance of common shares for      232,250           232         337,968              -        (180,757)        157,443
  services
Issuance of common shares for      220,220           220         120,020              -                -        120,240
  cancellation of notes payable
Private placement of common        750,000           750       1,999,250              -                -      2,000,000
  stock
Exercise of options and          1,184,430         1,184         986,605              -                -        987,789
  warrants
3 for 1 stock split              6,993,800         6,994         (6,994)              -                -              -
Net loss for the year                    -             -               -      (199,023)                -      (199,023)
                                -----------  ------------   -------------   ------------   --------------   ------------
BALANCE, November 30, 1998      10,490,700     $  10,490     $ 3,930,212    $ (484,763)     $  (180,757)     $3,275,182

Issuance of common shares for      350,000           350       1,266,650      (389,754)            6,868        884,114
  acquisition
                                -----------  ------------   -------------   ------------   --------------   ------------
BALANCE, May 31, 1999           10,840,700     $  10,840     $ 5,196,862     $(874,517)     $  (173,889)    $ 4,159,296
                                ===========  ============   =============   ============   ==============   ============



See Accompanying Notes

                                                                              NBG RADIO NETWORK, INC.
                                                        (formerly Nostalgia Broadcasting Corporation)
                                                                             STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED MAY 31
                                                                                 (Unaudited)
                                                                        -----------------------------
                                                                             1999            1998
                                                                        -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income or (Loss)                                                  $   (389,754)   $    345,755
  Adjustments to reconcile net loss to cash from operating activities:
     Depreciation and amortization                                            94,262          46,178
     Common stock shares issued for services                                       -          50,000
  Changes in assets and liabilities:
     Barter exchange receivables                                              18,570          93,632
     Accounts receivable                                                     182,178        (770,599)
     Related-party receivables                                                     -          (2,500)
     Loan receivable                                                        (55,733)               -
     Stock subscription receivable                                             6,868         (47,707)
     Deposits                                                                    200          (3,250)
     Accounts Payable                                                         15,103           9,214
     Program contracts payable                                               699,354               -
     Accrued liabilities                                                     (63,740)        (61,593)
                                                                        -------------   -------------

          Net cash from operating activities                                 507,308        (340,870)
                                                                        -------------   -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock                                              $  1,267,000    $    389,640
  Goodwill from subsidiary acquisition                                      (656,027)         14,442
  Covenant not to compete from subsidiary acquisition                       (721,093)              -
  Acquisition of programming rights                                         (748,750)              -
  Acquisition of property and equipment                                      (65,049)        (13,797)
                                                                        -------------   -------------

          Net cash from investing activities                                (923,919)        390,285
                                                                        -------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for long-term debt                                      -          20,260
  Payments on long-term debt                                                (482,212)        (46,354)
                                                                        -------------   -------------

          Net cash from financing activities                                (482,212)        (26,094)
                                                                        -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                            (898,823)         23,321
CASH, beginning of year                                                    1,855,666         112,693
                                                                        -------------   -------------

CASH, end of year                                                       $    956,843    $    136,014
                                                                        =============   =============

                                                                              NBG RADIO NETWORK, INC.
                                                        (formerly Nostalgia Broadcasting Corporation)
                                                                             STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED MAY 31
                                                                                 (Unaudited)
                                                                        -----------------------------
                                                                             1999            1998
                                                                        -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                             $      1,651    $     13,093
                                                                        =============   =============
     Cash paid for income taxes                                         $        -      $         -
                                                                        =============   =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Issuance of common stock for subsidiary acquisition                $  1,267,000    $          -
                                                                        =============   =============
     Issuance of common stock for services, net of stock subscription
       receivable                                                       $     22,553    $          -
                                                                        =============   =============



See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                   (formerly Nostalgia Broadcasting Corporation)
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
                                                                     (Unaudited)


NOTE 1       -  ORGANIZATION AND BUSINESS ACTIVITY

             Nostalgia Broadcasting Corporation) was organized under the laws of the State of Nevada on March 27, 1996. In January 1998, shareholders of Nostalgia Broadcasting Corporation approved its name change to NBG Radio Network, Inc. (the Company). The Company is involved in the acquisition, creation, and syndication of national radio programming. Substantially all operations are conducted from the Company's headquarters in Portland, Oregon.

NOTE 2       -  PRINCIPLES OF CONSOLIDATION

             The interim consolidated financial statements include the accounts of NBG Radio Network, Inc. and its wholly owned subsidiaries, NBG Solutions, Inc. and NBG Travel Exclusives, Inc., after elimination of intercompany transactions and balances.

             The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Company's annual report will contain audited financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended May 31, 1999 are not necessarily indicative of results to be anticipated for the year ending November 30, 1999. Certain amounts for 1998 have been restated to conform with the 1999 presentation.

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

o        Loss of executive management personnel

o        Ability to maintain and establish new relations with radio stations

o        Ability to predict public taste with respect to entertainment programs

Three Month and Six Month Periods Ended May 31, 1999 and 1998
-------------------------------------------------------------

      Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended November 30, 1998, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month and six-month periods ended May 31, 1999, compared to the results of operations for the three-month and six-month periods ended May 31, 1998, and to changes in the Company's financial condition from November 30, 1998 to May 31, 1999.

      REVENUES. Total revenues for the three months ended May 31, 1999 were $899,385 compared to total revenues of $933,521 for the same period in 1998, representing a decrease of $34,136, or 4%. Total revenues for the six months ended May 31, 1999 were $1,121,832 compared to total revenues of $1,366,500 for the same period in 1998, representing a decrease of $244,668, or 18%. The decrease in total revenues for the three months and six months ended May 31, 1999, was principally due to transitioning from a blend of cash and barter sales in the first six months of 1998 to strictly cash sales in the first six months of 1999. The internal development of new radio programs and the partnering with other radio programmers has allowed the Company to increase the number of cash customers. Barter sales usually generate higher spot rates than cash sales typically do. However, by focusing on cash sales, the Company hopes to develop long-term relationships with customers.

      In the second quarter of 1998, $768,923 of the $933,521 in revenues, or 82%, was from barter transactions. However, in the second quarter of 1999 all revenues consisted of cash sales. For the six months ended May 31, 1998, $969,844 of the $1,366,500 in revenues, or 71%, was from barter transactions. For the six months ended May 31, 1999, all revenues consisted of cash sales. The Company anticipates that 90% of total revenues for the year will consist of cash sales.

      DIRECT COSTS. Direct costs for the three months ended May 31, 1999 and 1998 were $69,886 and $265,163, respectively, representing a decrease of $195,277, or 74%. Direct costs for the six months ended May 31, 1999 and 1998 were $76,533 and $297473, respectively, representing a decrease of $220,940, or 74%. Direct costs consist primarily of commissions paid to advertising agencies. The decrease in direct costs for the second quarter of 1999 and the six months ended May 31, 1999 was primarily due to an increase in the number of clients that do not charge an advertising agency commission.

      COST OF GOODS SOLD. Cost of goods sold represents direct costs for the production of the Company's Kiosk marketing and label system. Cost of goods sold for the three months ended May 31, 1999 was $98,025, or 81% of Kiosk sales, compared to $0 in the same period in 1998. Cost of goods sold for the six months ended May 31, 1999 was $131,907, or 72% of Kiosk sales, compared to $0 in the same period in 1998. The Company introduced a new label product in the second quarter of 1999 that generated smaller profit margins than the Kiosk systems. The Company did not offer the Kiosk marketing system in 1998.

      GROSS MARGIN. Gross margin for the three months ended May 31, 1999 was $731,474, an increase of $63,116, or 9%, compared to the same period 1998. Gross margin for the six months ended May 31, 1999 was $913,392, a decrease of $155,635, or 15%, compared to the same period in 1998.

      Gross margin for the three months ended May 31, 1999 was 81% of total revenues compared to 72% of total revenues for the same period in 1998. Gross margin for the six months ended May 31, 1999 was 81% of total revenues compared to 78% of total revenues for the same period in 1998. The reason for the increase in gross margin as a percentage of total revenues was primarily due to the Company increasing margins on radio sales. With the addition of new programming and the continued development of its current programming, the Company has been able to increase advertising rates and decrease the cost of sales. The higher margins on radio sales were partially offset by lower gross margins on Kiosk sales.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 31, 1999 was $790,653, representing an increase of $398,540, or 102%, over the same period in 1998. General and administrative expenses for the six months ended May 31, 1999 was $1,303,146, representing an increase of $579,874, or 80%, over the same period in 1998. The increases were primarily due to increased costs associated with the growth of the Company. The Company acquired Mtek Technical Services, Inc. in January of 1999. As a result of the acquisition, the Company doubled its staff size and amount of office space.

      For the three months ended May 31, 1999, wages and employee benefits increased $123,609, or 108%, rent increased $9,457, or 111%, telephone expenses increased $15,982, or 292%, and office supply expense increased $24,625, or 477%, compared to the same period in 1998. For the six months ended May 31, 1999, wages and employee benefits increased $173,259, or 77%, rent increased $11,805, or 49%, telephone expenses increased $25,767, or 271%, and office supply expense increased $27,889, or 235%, compared to the same period in 1998. The Company incurred $28,419 in additional amortization expense during the second quarter of 1999 as a result of the purchase of Mtek Technical Services, Inc. Management expects general and administrative expenses to continue to grow as the Company aggressively attempts to acquire new programs and develope existing programs.

      INCOME TAXES. Due to loss carryforwards, there was no provision for income taxes during the three months and six months ended May 31, 1999 and 1998.

      NET INCOME (LOSS) AND EARNINGS PER SHARE. Net loss for the three months ended May 31, 1999 was $59,179, or $.01 per share, compared to net income of $276,245, or $0.05 per share, for the same period in 1998. Net loss for the six months ended May 31, 1999 was $389,754, or $0.03 per share, compared to net income of $345,745, or $0.08 share, for the same period in 1998. The loss for the three months and six months ended May 31,1999 was mainly due to increased amortization, professional fees, office expenses, and employee benefits.

      Earnings per share, which includes the dilutive effects of options and warrants to purchase common stock, are based upon 10,840,700 and 5,115,282 shares outstanding on May 31, 1999 and 1998, respectively. The Company declared a three for one stock split in June of 1998 payable to all shareholders or record as of July 31, 1998. Per share earnings for the first and second quarters of 1998 were adjusted to reflect the stock split.

Liquidity and Capital Resources
-------------------------------

      Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at May 31, 1999 was $956,843 compared to $136,014 at May 31, 1998. The increase in working capital was primarily due to an increase in cash and cash equivalents resulting from the proceeds from the sale of common stock.

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

      The Company had a note payable to ITEX Corporation with an outstanding balance of $478,596 as of February 28, 1999. The original balance of the note was $600,000. The terms of the note require the Company to pay $120,000 per annum plus interest calculated at 6%. The term of the note was five years and the last payment was scheduled to be made on May 5, 2001. The balance of the note plus accrued interest of $27,430 was paid off on May 4, 1999. The Company does not currently have any long-term debt.

      Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through November 30, 2001. The Company's management further believes it has sufficient liquidity to implement its expansion and acquisition strategies.

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

o failure to address Year 2000 issues with all vendors, including utility vendors, and customers,

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


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)      The following exhibits are filed as part of this report:

         Exhibit Number             Description of Exhibit
         --------------             ----------------------

               27                   Financial Data Schedule



(b) No reports on form 8-K were required to be filed during the quarter ended May 31, 1999.

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

                                NBG RADIO NETWORK, INC.,
                                a Nevada corporation

Date:  July 14, 1999            By: /s/ John J. Brumfield
                                    ---------------------
                                    John J. Brumfield, Chief Financial Officer
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)