Form 10QSB
period 1999-08-31
NBG RADIO NETWORK INC
filed 1999-10-15
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

---------------------------------------- --------------------------------------
  For the Quarterly Period Ended                  Commission File Number:
         August 31, 1999                                  0-24075
---------------------------------------- --------------------------------------


                             NBG RADIO NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


---------------------------------------- --------------------------------------
              Nevada                                    88-0362102
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)
---------------------------------------- --------------------------------------


---------------------------------------- --------------------------------------
       520 SW Sixth Avenue, Suite 750
              Portland, Oregon                            97204
(Address of principal executive offices)               (Zip Code)
---------------------------------------- --------------------------------------


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


     The registrant has one class of Common Stock with 12,148,293 shares outstanding as of October 4, 1999.


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


                                                   ASSETS

                                                                            August, 31                    November 30
                                                                            (Unaudited)                    (Audited)
                                                             -------------------------------------- -- -----------------
                                                                    1999                  1998                1998
                                                             -------------------     ----------------     --------------
CURRENT ASSETS
  Cash and cash equivalents                                         $ 1,695,949           $2,414,202          1,855,666
  Barter exchange receivables                                           212,914              206,616            241,678
  Accounts receivable, net of allowance for
     Doubtful accounts of $1,200 in 1999 and 1998                     1,049,588              884,558          1,175,330
  Loan receivable                                                       167,200                    -                  -
  Related-party receivable                                               14,462               16,840             14,462
  Inventory                                                              29,628                    -                  -
  Deferred tax asset                                                          -                  468                  -
                                                             -------------------     ----------------     --------------

           Total current assets                                       3,169,741            3,522,684          3,287,136
                                                             -------------------     ----------------     --------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                 197,507              129,774            136,171

AVAILABLE FOR SALE SECURITIES                                           500,000                    -
DEPOSITS                                                                  3,050                3,250              3,250
PROGRAMMING RIGHTS, net of amortization                                 748,750                    -                  -

COVENANT NOT TO COMPETE, net of amortization                            693,051                    -                  -

GOODWILL, net of amortization                                         1,149,258              606,500            587,750
                                                             -------------------     ----------------     --------------

          Total assets                                             $  6,461,357           $4,262,208         $4,014,307
                                                             ===================     ================     ==============




                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $   193,070            $ 157,091             176,202
  Accrued liabilities                                                    9,171               44,249              67,886
  Program contracts payable                                            510,167                    -                   -
  Barter exchange payables                                                   -                    -                   -
  Pre-paid advertising revenue                                         500,000                    -                   -
  Current portion of long-term debt                                      1,171              153,084             245,248
                                                             -------------------     ----------------     ---------------

          Total current liabilities                                  1,213,579              354,424             489,336
                                                             -------------------     ----------------     ---------------

OTHER LIABILITIES
  Long-term debt, net of current portion                                      -             354,590             240,000
  Deferred income tax liability                                          9,789               10,327               9,789
                                                                ----------------     ----------------     ---------------

          Total other liabilities                                        9,789              364,917             249,789
                                                             -------------------     ----------------     ---------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 12,148,293 and 10,091,694 shares
    issued and outstanding at August 31, 1999
    and 1998, respectively                                              12,148               10,091              10,490
  Additional paid-in-capital                                         6,699,214            3,804,921           3,930,212
  Retained deficit                                                  (1,299,714)             (84,533)           (484,763)
  Stock subscription receivable                                       (173,659)            (187,612)           (180,757)
                                                             -------------------     ----------------     ---------------

          Total stockholders' equity                                 5,237,989            3,542,867           3,275,182
                                                             -------------------     ----------------     ---------------

          Total liabilities and stockholders' equity              $  6,461,357           $4,221,697          $4,014,307
                                                             ===================     ================     ===============



See Accompanying Notes

                                                    NBG RADIO NETWORK, INC.
                              (formerly Nostalgia Broadcasting Corporation)
                                                   STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    AUGUST 31 (Unaudited)                 AUGUST 31  (Unaudited)
                                                              ----------------------------------------------------------------------
                                                                    1999               1998              1999               1998
                                                              ----------------- ------------------- ---------------- ---------------

REVENUES
  Advertising income                                                $ 633,183           $ 517,764      $ 1,560,395       $ 1,884,264
  Kiosk income                                                        107,503                   -          291,848                 -
  Programming and studio income                                        18,585                   -           18,585                 -
  Interest income                                                         770               3,363           11,045             6,822
                                                              ----------------- ------------------- ---------------- ---------------
          Total revenues                                              760,041             521,127        1,881,873         1,891,086

DIRECT COSTS                                                           26,850              53,198          103,383           350,671
COST OF GOODS SOLD                                                     90,816                   -          222,723                 -

                                                              ----------------- ------------------- ---------------- ---------------
GROSS MARGIN                                                          642,375             467,929        1,555,767         1,540,415
                                                              ----------------- ------------------- ---------------- ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                                         371,011             126,795          769,976           352,501
  Talent fees                                                         184,620              86,469          330,791           171,735
  Travel and entertainment                                             41,679              75,973          121,687           116,082
  Consulting and professional                                          87,768              56,160          246,219            89,958
  Advertising                                                          23,785              80,837           58,182           120,639
  Depreciation and amortization                                        60,226              30,907          154,488            77,084
  Postage and printing                                                105,778              25,888          161,172            70,275
  Rent                                                                 25,792              12,222           61,905            36,530
  Interest                                                                990              43,041            2,641            56,134
  Office supplies                                                      29,372              14,997           69,110            27,095
  Telephone                                                            28,241              11,651           63,529            21,171
  Other expenses                                                      108,310              47,537          331,018           200,004

                                                              ----------------- ------------------- ---------------- ---------------
          Total general and administrative expenses                 1,067,572             612,477        2,370,718         1,339,208
                                                              ----------------- ------------------- ---------------- ---------------
Net income (loss) before provision for income taxes                  (425,197)           (144,548)        (814,951)          201,207

Provision for income taxes                                                  -                   -                -                 -
                                                              ----------------- ------------------- ---------------- ---------------

Net income (loss)                                                  $ (425,197)         $ (144,548)       $(814,951)        $ 201,207
                                                              ================= =================== ================ ===============

Basic loss per share of common stock                                $   (0.04)          $   (0.03)        $  (0.07)         $   0.02

                                                              ================= =================== ================ ===============
Weighted average number of shares outstanding                      11,272,205           5,712,749       10,907,535         9,409,407
                                                              ================= =================== ================ ===============


See Accompanying Notes

                                                NBG RADIO NETWORK, INC.
                          (formerly Nostalgia Broadcasting Corporation)
                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (Unaudited)

                                                                                                    STOCK
                                                                ADDITIONAL       RETAINED       SUBSCRIPTION
                                       COMMON STOCK              PAID-IN          DEFICIT        RECEIVABLE         TOTAL
                                                                 CAPITAL
                                ---------------------------    -------------    ------------    --------------    -----------
                                  SHARES         AMOUNT
                                -----------    ------------

BALANCE, November 30, 1997       1,110,000           1,110          493,363       (285,740)                 -        208,733

Issuance of common shares for      232,250             232          337,968               -         (180,757)        157,443
 Services
Issuance of common shares for      220,220             220          120,020               -                 -        120,240
 Cancellation of notes
payable
Private placement of common        750,000             750        1,999,250               -                 -      2,000,000
 Stock
Exercise of options and          1,184,430           1,184          986,605               -                 -        987,789
 warrants
3 for 1 stock split              6,993,800           6,994           (6,994)              -                 -              -
Net loss for the year                    -               -                -       (199,023)                 -       (199,023)
                                -----------    ------------    -------------    ------------    --------------    ------------
BALANCE, November 30, 1998      10,490,700       $  10,490      $ 3,930,212     $ (484,763)      $  (180,757)     $3,275,182

Issuance of common shares for      350,000             350        1,266,650               -                 -      1,267,000
 acquisition
Exercise of options and          1,307,593           1,308        1,502,352       (814,951)            7,098         689,459
 warrants
                                -----------    ------------    -------------    ------------    --------------    ------------

BALANCE, August 31, 1999        12,148,293       $  12,148      $ 6,699,214     $(1,299,714)     $  (173,659)     $5,231,641
                                ===========    ============    =============    ============    ==============    ============



See Accompanying Notes

                                                    NBG RADIO NETWORK, INC.
                              (formerly Nostalgia Broadcasting Corporation)
                                                   STATEMENTS OF CASH FLOWS


                                                                                        NINE MONTHS ENDED
                                                                                             AUGUST 31
                                                                                            (Unaudited)
                                                                              -----------------------------------------
                                                                                     1999                  1998
                                                                              -------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income or (Loss)                                                              $  (814,951)            $ 201,207
  Adjustments to reconcile net loss to cash from operating activities:
     Depreciation and amortization                                                      154,488                77,084


  Changes in assets and liabilities:
     Barter exchange receivables                                                         28,764              (206,616)
     Accounts receivable                                                                125,742              (670,673)
     Related-party receivables                                                                -                (2,500)
     Loan receivable                                                                   (167,200)                    -
     Stock subscription receivable                                                        7,098              (187,612)
     Inventory                                                                          (29,628)                    -
     Securities available for sale                                                      500,000                     -
     Deposits                                                                               200                (3,250)
     Accounts Payable                                                                    16,868                12,949
     Program contracts payable                                                          510,167                     -
     Accrued liabilities                                                                (58,715)              (64,163)
                                                                              -------------------    ------------------

          Net cash from operating activities                                            272,833              (843,574)
                                                                              -------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock                                                         $  2,770,660          $  3,320,539
  Acquisition of investment securities                                                 (500,000)                    -
  Goodwill from subsidiary acquisition                                                 (656,027)               14,441
  Covenant not to compete from subsidiary acquisition                                  (721,093)                    -
  Acquisition of programming rights                                                    (748,750)                    -
  Acquisition of property and equipment                                                 (93,263)              (58,330)
                                                                              -------------------    ------------------

          Net cash from investing activities                                             51,527             3,276,650
                                                                              -------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long-term debt                                                           (484,077)             (131,567)
                                                                              -------------------    ------------------

          Net cash from financing activities                                           (484,077)             (131,567)
                                                                              -------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (159,717)            2,301,509
CASH, beginning of year                                                               1,855,666               112,693
                                                                              -------------------    ------------------

CASH, end of year                                                                   $ 1,695,949           $ 2,414,202
                                                                              ===================    ==================


                                               NBG RADIO NETWORK, INC.
                         (formerly Nostalgia Broadcasting Corporation)
                                              STATEMENTS OF CASH FLOWS

                                                                                    NINE MONTHS ENDED AUGUST 31
                                                                                            (Unaudited)
                                                                              -----------------------------------------
                                                                                     1999                  1998
                                                                              -------------------    ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest                                                      $    2,641            $   56,134
                                                                              -------------------    ------------------
     Cash paid for income taxes                                                  $        -            $        -
                                                                              -------------------    ------------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock for subsidiary acquisition                         $1,267,000            $        -
                                                                              -------------------    ------------------
     Issuance of common stock for long term debt                                 $        -            $  120,240
                                                                              -------------------    ------------------
     Issuance of common stock for services, net of stock subscription
      Receivable                                                                 $   22,323            $        -
                                                                              -------------------    ------------------


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

             The interim consolidated financial statements include the accounts of NBG Radio Network, Inc. and its wholly owned subsidiaries, NBG Solutions, Inc. and NBG Travel Exclusives, Inc., after elimination of inter-company transactions and balances.

             The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Company's annual report will contain audited financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended August 31, 1999 are not necessarily indicative of results to be anticipated for the year ending November 30, 1999. Certain amounts for 1998 have been restated to conform with the 1999 presentation.

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

o    Ability to maintain and establish new relations with radio stations

o    Ability to predict public taste with respect to entertainment programs

Three months and nine months ended August 31, 1999 and 1998
-----------------------------------------------------------
      Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB/A for the year ended November 30, 1998, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month and nine-month periods ended August 31, 1999, compared to the results of operations for the three-month and nine-month periods ended August 31, 1998, and to changes in the Company's financial condition from November 30, 1998 to August 31, 1999.

      REVENUES. Total revenues for the three months ended August 31, 1999 were $760,041 compared to total revenues of $521,127 for the same period in 1998, representing an increase of $238,914, or 46%. The increase in total revenue for the third quarter is due to the increased number of radio stations airing the Company's programs and the acquisition on new programs. Total revenues for the nine months ended August 31, 1999 were $1,881,873 compared to total revenues of $1,891,086 for the same period in 1998, representing a decrease of $9,213 or 1%. The small decrease in total revenues for the nine months ended August 31, 1999, was principally due to transitioning from a blend of cash and barter sales in the first nine months of 1998 to almost exclusively cash sales in the first nine months of 1999. The internal development of new radio programs and the partnering with other radio programmers has allowed the Company to increase the number of cash customers. Barter sales usually generate higher spot rates than cash sales typically do. However, by focusing on cash sales, the Company hopes to develop long-term relationships with customers.

      In the third quarter of 1998, $307,758 of the $521,127 in total revenues, or 59%, was barter transactions. However, in the third quarter of 1999, $37,445 of the $760,041 in total revenues, or 5%, was barter transactions. Thus, cash sales for the third quarter of 1999 increased $509,227, or

239% as compared to the same period in 1998. For the nine months ended August 31, 1998, $1,277,602 of the $1,891,086 in total revenues, or 68%, was barter transactions. For the nine months ended August 31, 1999, $37,445 of the $1,881,873 in total revenues, or 2%, was barter transactions. As a result, for the nine months ended August 31, 1999, cash revenues increased $1,230,944, or 201%, compared to the same period in 1998. The Company anticipates that 90% of total revenues for the year will consist of cash sales.

      DIRECT COSTS. Direct costs for the three months ended August 31, 1999 and 1998 were $26,850 and $53,198, respectively, representing a decrease of $26,348, or 50%. For the nine months ended August 31, 1999 and 1998, direct costs were $103,383 and $350,671, representing a decrease of $247,288 or 71%. Direct costs consist primarily of commissions paid to advertising agencies. The decrease in direct costs for the third quarter of 1999, as well as for the nine months ended August 31, 1999, was primarily due to an increase in the number of clients that do not charge an advertising agency commission.

      COST OF GOODS SOLD. Cost of goods sold represents direct costs for the production of the Company's Kiosk marketing and label system. Cost of goods sold for the three months ended August 31, 1999 was $90,816 or 84% of Kiosk sales. Cost of goods sold for the nine months ended August 31, 1999 was $222,723 or 76% of Kiosk sales. Cost of goods sold as a percentage of total revenues has increased due to a new label product the Company introduced in the second quarter that contains smaller profit margins than the Kiosk systems The Company did not offer the Kiosk marketing system in 1998.

      GROSS MARGIN. Gross margin for the three months ended August 31, 1999 was $642,375, an increase of $174,446, or 37%, compared to the same period in 1998. The increase in the dollar amount of gross margin during the third quarter of 1999 was principally due to the Company increasing the number of advertising clients not charging an agency commission to the Company and an increase in total revenues of $238,914. Gross margin for the nine months ended August 31, 1999 was $1,555,767, an increase of $15,352, or 1%, compared to the same period in 1998. The increase in gross margin for the nine months ended August 31, 1999 was principally due to the increased number of advertisers not charging the Company an agency commission.

      Gross margin for the third quarter of 1999 was 85% of total revenues compared to 90% of total revenues for the same period in 1998. The reason for the decrease in gross margin as a percentage of total sales was due to the new label product the Company introduced in the second quarter that has lower profit margins than the Kiosk integration systems the Company currently produces. Gross margin for the nine months ended August 31, 1999 was 83% of total revenues compared to 81% of total revenues for the same period in 1998. The reason for the increase in gross margin as a percentage of total revenues was primarily due to the Company increasing margins on radio sales. With the addition of new programming and the continued development of its current programming, the Company has been able to increase advertising rates and decrease the cost of sales. The higher margins on radio sales were partially offset by a decrease in gross margins on Kiosk and label sales.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended August 31, 1999 was $1,067,572, representing an increase of $455,095, or 74%, over the same period in 1998. General and administrative expenses for the nine months ended August 31, 1999 was $2,370,718, representing an increase of $1,031,510, or 77%, over the same period in 1998. The increases were primarily due to increased costs associated with the growth of the Company. The Company acquired Mtek Technical Services, Inc. in January of 1999. As a result of the acquisition, the Company has doubled staff size and office space. As a result of this growth, for the three months ended August 31, 1999 wages and employee benefits increased $244,216, or 193%, rent increased $13,570, or 111%, telephone expenses increased $16,590, or 142%, and office supply expense increased $14,375, or 96%, compared to the same period in 1998. In addition, postage and printing for the three months ended August 31, 1999 increased 79,890, or 309%, compared to the same period in 1998, primarily due to the printing and mailing of the Company's quarterly travel magazine to over 10,000 travel agents across the United States.

      Also, as the Company develops and acquires new programming, the Company has signed high profile hosts for its programs. This has resulted in talent fees increasing $98,151, or 114%, during the third quarter of 1999 compared to the same period in 1998. For the nine months ended August 31, 1999, wages and employee benefits increased $417,475, or 118%, rent increased $25,375, or 69%, telephone expenses increased $42,358, or 200%, and office supply expense increased $42,015, or 155%. The Company incurred $28,419 in amortization expense during the third quarter of 1999 and $66,311 for the nine months ended August 31, 1999 as a result of the purchase of Mtek Technical Services, Inc. in January 1999. Management expects general and administrative expenses to continue to grow as the Company attempts to aggressively pursue the acquisition of new programming and the development of existing programs.

      INCOME TAXES. Due to loss carryforwards, there was no provision for income taxes during the three months and nine months ended August 31, 1999 and 1998.

      NET LOSS AND EARNINGS PER SHARE. Net loss for the three months ended August 31, 1999 was $425,197, or $.04 per share, compared to a net loss of $144,548, or $0.03 per share, for the same period in 1998. Net loss for the nine months ended August 31, 1999 was $814,951, or $0.03 per share, compared to net income of $201,207, or $0.02 share, for the same period in 1998. The loss for 1999 was mainly due to increased amortization expense, professional fees, office expenses, and employee benefits.

      Earnings per share, which includes the dilutive effects of options and warrants to purchase common stock, are based upon 12,148,293 and 10,091,694 shares outstanding on August 31, 1999 and 1998, respectively. The Company declared a three for one stock split in June of 1998 payable to all shareholders or record as of July 31, 1998. Per share earnings for the first three quarters of 1998 were adjusted to reflect the stock split.

Liquidity and Capital Resources
-------------------------------
      Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at August 31, 1999 was $1,695,949 compared to $2,414,202 at August 31, 1998.

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

      The Company had a note payable to ITEX Corporation with an outstanding balance of $478,596 as of February 28, 1999. The original balance of the note was $600,000. The terms of the note require the Company to pay $120,000 per annum plus interest calculated at 6%. The term of the note was five years and the last payment was scheduled to be made on May 5, 2001. The balance of the note plus accrued interest of $27,430 was paid off on May 4, 1999. The Company does not currently have any long term debt.

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

     In addition, the Company has evaluated, through conversations and questionnaires sent to its critical vendors and customers, the IT systems of most of its outside vendors and customers. The Company has received responses from approximately 90% of its vendors and 75% of its customers. The Company does not expect to receive all of the remaining responses in time to correct any problems which may be identified in such responses. The Company has, however, received replies from what the Company considers to be its critical vendors and customers. Based on the responses received to date, the Company does not believe the Year 2000 issue will have a material adverse effect on the Company.

     Costs to Address Year 2000 Issue. To date, the Company has incurred costs of approximately $7,500 and the Company estimates its total cost to become Year 2000 compliant will be approximately $10,000. Accordingly, the Company expects the costs to address the Year 2000 issue will not have a material adverse financial impact on the Company's financial condition or results of operations. However, there can be no assurance that additional remediation and costs will not be identified, especially since the Company has not received responses from all third parties.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) An Annual Meeting of Stockholders was held on July 27, 1999.

         (b) John A. Holmes, III, Peter Jacobsen, Dick Versace, Steven R. Sears and Christopher J. Miller were elected as directors of the Company.

         (c) The only matter voted upon at the Annual Meeting of Stockholders was the election of directors. The results of the election were as follows:


--------------------- ----------- ------------------ ------------- ------------
Nominee                Votes For   Votes Against or   Abstentions     Broker
                                       Withheld                      Nonvotes
--------------------- ----------- ------------------ ------------- ------------
John A. Holmes, III    6,268,938          0               0              0
--------------------- ----------- ------------------ ------------- ------------
Peter Jacobsen         6,268,938          0               0              0
--------------------- ----------- ------------------ ------------- ------------
Dick Versace           6,268,938          0               0              0
--------------------- ----------- ------------------ ------------- ------------
Steven R. Sears        6,208,938       60,000             0              0
--------------------- ----------- ------------------ ------------- ------------
Christopher J. Miller  6,208,938       60,000             0              0
--------------------- ----------- ------------------ ------------- ------------


         (d)      None.


Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

         Exhibit Number             Description of Exhibit
         --------------             ----------------------
              3.2         Amended and Restated Bylaws of NBG Radio Network, Inc.

              27          Financial Data Schedule


(b) No reports on form 8-K were required to be filed during the quarter ended August 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NBG RADIO NETWORK, INC.,
                              a Nevada corporation

Date:  October 14, 1999       By:   /s/ John J. Brumfield
                                    --------------------------------------------
                                    John J. Brumfield, Chief Financial Officer
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)