Form 10QSB/A
period 1999-08-31
NBG RADIO NETWORK INC
filed 1999-11-12
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Amendment No. 1 to FORM 10-QSB
                                 (Form 10-QSB/A)
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

       For the Quarterly Period Ended                  Commission File Number:
              August 31, 1999                                  0-24075


                             NBG RADIO NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


                 Nevada                             88-0362102
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


       520 SW Sixth Avenue, Suite 750
              Portland, Oregon                                  97204
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

Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, the registrant amends the following Item of its Quarterly Report on Form 10-QSB for the quarter ended August 31, 1999, so that, as amended, such Item reads as set forth herein:

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit Number             Description of Exhibit

              3.2 Amended and Restated Bylaws of NBG Radio Network, Inc. (incorporated by reference to Exhibit 3.2 to the registrant's Form 10-QSB for the fiscal quarter ended August 31, 1999).

             10.1            1998 Stock Incentive Plan.*

             27 Financial Data Schedule (incorporated by reference to Exhibit 27 to the registrant's Form 10-QSB for the fiscal quarter ended August 31, 1999).

*  Management contract or compensatory plan.

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

                                NBG RADIO NETWORK, INC.,
                                a Nevada corporation

Date:  November 5, 1999         By: /s/ John J. Brumfield
                                    --------------------------------------------
                                    John J. Brumfield, Chief Financial Officer
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)