Form 10KSB
period 1999-11-30
NBG RADIO NETWORK INC
filed 2000-02-28
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 1999      Commission File Number: 0-24075

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes     [ X ]     No      [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $3,640,163.

     Based on the closing  sales price of the Common Stock on February 23, 2000,
the  aggregate   market  value  of  the  voting  stock  of  registrant  held  by non-affiliates was $27,360,659.

     The registrant has one class of Common Stock with 12,160,293 shares outstanding as of February 23, 2000.

                    Documents Incorporated By Reference: None

     Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ]  No [X].

                             NBG RADIO NETWORK, INC.
                                TABLE OF CONTENTS

                                                                                                PAGE

PART I            ...............................................................................1
     Item 1.      Description of Business........................................................5
     Item 2.      Description of Property........................................................5
     Item 3.      Legal Proceedings..............................................................5
     Item 4.      Submission of Matters to a Vote of Security Holders............................5

PART II           ...............................................................................6
     Item 5.      Market for Common Equity and Related Stockholder Matters ......................6
     Item 6.      Management's Discussion and Analysis or Plan of Operation......................8
     Item 7.      Financial Statements..........................................................11
     Item 8.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..........................................................12

PART III          ..............................................................................12
     Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act........................................12
     Item 10.     Executive Compensation........................................................15
     Item 11.     Security Ownership of Certain Beneficial Owners and Management................20
     Item 12.     Certain Relationships and Related Transactions................................21
     Item 13.     Exhibits and Reports on Form 8-K..............................................21


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

     The Company creates, produces, and distributes national radio programs and other services to the radio industry. The Company offers radio programs to the industry in exchange for commercial broadcast time, which the Company sells to national advertisers. The Company has grown from two programs and 150 radio station affiliates at its inception in 1996 to currently offering 30 programs to over 2,300 radio station affiliates. The group of radio stations who contract with the Company to broadcast a particular program constitutes a radio network. The Company derives a significant part of its revenue from selling the commercial broadcast time on its radio networks to advertisers desiring national coverage. The Company also derives a portion of its revenues from their sales representation division. The sales representation division operates as a sales staff for other nationally syndicated properties who do not wish to sell their own product. The sales representation division generates its revenues by selling the network advertising time for another company and retaining a sales commission percentage of the gross sales.

The Company currently produces 30 network programs targeting the most popular radio formats, including Adult Contemporary, Album Oriented Rock, Contemporary Hit Radio, Country, News/Talk, and Oldies. The Company produces both short form and long form programs. Short form features, such as SLICE OF LIFE WITH RICHARD SIMMONS and TEEIN' IT UP WITH PETER JACOBSEN, are daily two to three minute vignettes. Long form programs, such as MEN ARE FROM MARS AND WOMEN ARE FROM VENUS and ABSOLUTELY 80'S WITH NINA BLACKWOOD, are programs that range from one to four hours in length. The Company offers these programs to radio stations free of charge. The radio stations airing these programs become networks for the Company to sell advertising time. The Company sells the commercial broadcast time inside of these networks to advertisers desiring national coverage.

The Company intends to aggressively expand its operations over the next twelve months. Beginning with radio syndication, the Company's number one goal is to enhance the value of its current network. In order to do this, the Company will increase its marketing efforts to radio stations across the United States. The marketing efforts will focus primarily on the top 50 media markets. By increasing its network presence in the top 50 media markets, the Company will be able to charge a higher spot rate for its advertising time. The spot rate is the price the national advertiser pays per commercial aired on the Company's network. The Company currently has a network of over 2,300 radio station affiliates and, with over 10,000 radio stations in the United States, the Company anticipates significantly expanding its network. There can be no assurances that the Company will be able to expand its operations.

      Another integral part of expanding the Company's network over the next twelve months will be the addition of new programming. Radio stations rely on network radio programming and distributors, such as the Company, to provide national quality programming and other services to enhance their existing programming and ratings. Limited financial and creative resources, among other matters, typically prevent most radio stations from producing their own national quality programming. The Company intends to focus its programming growth with long form programs. The Company has developed a niche in short form programming and by developing more long form programming, it will obtain more broadcast commercial inventory to sell to the Company's network. A typical short form program will have 2 to 4 commercials available for sale while a typical long form program has 8 to 12 commercials available for sale. The Company intends to offer additional programming over the next twelve months through internal development as well as the acquisition of businesses or assets that complement the Company's operations.

The creation of a radio network allows the Company to sell the acquired commercial broadcast inventory to advertisers desiring national coverage. Rates for the sale of network advertising are established on the basis of audience delivery or ratings and the demographic composition of the listening audience. Thus, if the Company expands its network, as previously discussed, it will be able to charge more for broadcast commercial time on the network. In addition to being able to charge more for its advertising time, by expanding its programming, the Company will also have more commercial broadcast inventory available for sale.

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

     According to the National Association of Broadcasters (NAB) there are approximately 10,000 commercial radio stations in the United States. The Company currently has broadcast commercial time on over 2,300 of these radio stations. Radio is one of the most cost effective forms of advertising given its wide reach and low cost in comparison to print and television media and in 1999 over $16.8 billion was spent on radio, an increase of 12% over 1998. Radio advertising is attractive to advertisers for a variety of reasons: short lead time between commercial production and broadcast time, low cost of commercial production, and most importantly, most radio listening occurs away from home and close to the point of purchase.

      Radio stations attempt to develop formats, such as news/talk, music, or other types of entertainment programming, in order to appeal to a target listening audience that will attract local, regional, and national advertisers to their station. However, due to consolidation in the industry, most radio stations do not have the creative and financial resources to produce nationally accepted programming. As a result, radio stations look to syndicators, such as the Company, to enhance their existing local programming. As a national network the Company licenses radio stations to air the Company's programs in exchange for commercial broadcast time on the station. The Company then resells the advertising time to advertisers requiring national coverage. The commercial broadcast time may vary from market to market within a specified time period depending on the requirements of the particular radio station. The advertising rates are based upon audience ratings for the specific demographic the advertiser is trying to reach. These ratings are determined by Arbitron Research Company who periodically measures the percentage of the radio audience in a market area listening to a specific radio station during a specific time period.

      The Company's wholly owned subsidiary, NBG Solutions, Inc. ("NBG Solutions"), offers flexible and customizable kiosk platform solutions to a broad range of customers. Directly and throughout a network of strategic partnerships, NBG Solutions offers customers a single master arrangement to design, program, integrate, and service installed kiosks. A Kiosk, on a stand alone or connected basis (through the Internet or phone lines), allows sponsors and advertisers to cost effectively distribute timely information and can facilitate direct interaction with consumers including E-commerce through credit or smart cards. In addition, NBG Solutions is evaluating and developing ancillary technological marketing services to complement and support radio entertainment clients. These services include a "Preferred Listener" consumer data tracking system and certain developing web based systems including custom site hosting/development and audio streaming.

New Products
------------

      On February 21, 2000 the Company launched its latest long form talk show "Men are from Mars and Women are from Venus" with host Michael Najarian. The program is aired Monday through Friday from 12:00 PM to 3:00 PM EST. It is a caller driven talk show in which Mr. Najarian utilizes his special brand of humor and insight to answer listener questions about relationship and communication issues. Najarian encourages listeners to work through the problems of love and marriage offering simple, balanced strategies taken directly from the Men are From Mars Women are from Venus philosophy of best selling author John Gray. Mr. Najarian is the touring speaker and seminar host for the Mars and Venus companies.

      The Company has formed a partnering agreement with Uno Com, the Hispanic subsidiary of The Square One Group, Inc. to launch a Hispanic division for its syndicated radio network. The two companies will produce a series of syndicated radio programs and products for the US Hispanic radio format. The programming and product lines will begin with fifteen programs scheduled to launch over the first two quarters of 2000. The fifteen programs scheduled to be released are diverse, ranging from daily prep services, generic commercial production, sports, entertainment, music and talk programs.

      The Company recently began a new non-traditional revenue source called NBG Sampling Solutions. The concept provides the Company's advertisers the opportunity to promote their products through the Company's extensive network affiliate base. The process begins with the advertiser providing the Company with a list of current product samples. After reviewing the products available, the Company notifies its current list of network radio stations of the available sample products. Interested stations then receive specific product samples requested directly from the advertiser. The stations then distribute these samples at various sponsored events. The advertisers gain exposure to a large, yet specific market, and in return, the Company and the radio stations receive revenue for the distribution of the product samples.

      The Company has acquired the rights to one of the nation's leading comedy and prep services, Dr. Don. Created in 1989 by founder Don Carpenter, the service has steadily grown and is now in its tenth year of syndication as the Dr. Don Prepsheet. It most recently was a part of Premiere Radio Network's Cutler Country and Fire Power Prep Service. The Dr. Don Prepsheet is published on a daily basis and provides radio stations with seven pages of comedy, trivia and prep material for use on their morning shows. The material will be delivered by way of fax, e-mail or through the Company's website. The Company began delivery of the service January 1, 2000 on over 200 stations. In addition to writing the Dr. Don Prepsheet, Don Carpenter currently works as the morning show host of WYCD-FM, Detroit.

      The Company intends to launch a new talk show in the second quarter of 2000, called "Ground Zero". The program is a unique radio show that combines science fiction and fact mixed with highly produced experimental rock music. "Ground Zero" will provide a forum for the presentation and discussion of fresh observations and novel ideas. The program will be dedicated to all aspects of the seemingly inexplicable and anomalous.

Competition
-----------

     Competition for radio advertising is very intense. The industry is made up of a variety of competitive forces. There are ownership groups, which own blocks of radio stations across the industry, syndicators, like the Company, that offer programming and marketing services to radio stations, and independent producers and distributors that offer programs or services. Several of the Company's syndicating competitors are also associated with major radio station group owners. In addition to this, they have recognized brand names and will pay compensation to the radio station to broadcast the network's commercials. The Company's largest competitors, which are all also associated with ownership groups, are AM/FM Radio Networks, Premiere Radio Networks, CBS Radio Networks, and ABC Radio. The Company estimates that these competitors account for about 80% of the network advertising revenues. The Company is a leader of the syndication companies not associated with an ownership group. The principal competitive factors in the radio industry are the quality and creativity of programming with the ability to provide advertisers with a cost-effective method of reaching the target demographic. In this respect, the Company has positioned itself by adding top entertainment and sports stars like Richard Simmons, Dr. Don, Bitman, Nina Blackwood, Peter Jacobsen, and Steve Jones to its lineup of program hosts. The Company's principal operating strategy is to continue to provide high quality programming to the most popular formats. The Company has developed and expanded its network through internal operations and will look to continue this in the future as well as acquire assets and businesses that complement the Company's operations.

Government Regulation
---------------------

     Radio broadcasting and station ownership are regulated by the Federal Communication Commission (FCC). The Company, as a producer and distributor of radio programs, is generally not subject to regulation by the FCC.

Significant Customers
---------------------

      The Company's customers are located throughout the United States. Each of three customers represented 10% or more of the Company's revenue during 1999. Horizon Communications accounted for $707,651, or 19% of the Company's revenues, Z-5-O Radio accounted for $800,200, or 22% of the Company's revenues, and, Ogilvy & Mather accounted for $1,218,994, or 33% of the Company's revenues. A loss of any one of these customers could have a material adverse effect on the financial condition and results of operations of the Company.

Employees
---------

     As of  February  23,  2000,  the  Company  had 32 full time  employees.  In addition, the Company maintains continuing relationships with over 40 independent hosts, writers, and producers. The Company is not party to any collective bargaining agreements. The Company believes its relationship with its employees and independent contractors is good.

Item 2.  Description of Property
--------------------------------

         The Company leases approximately 6,500 square feet of office space in Portland, Oregon in which its corporate headquarters, programming and subsidiaries are located. The lease expires on March 31, 2003 and the annual base rent is approximately $88,000. The Company also has a sales office in New York and Los Angeles which it rents in exchange for advertising time on its network.

     The Company anticipates that it may require expansion of its current facilities in the coming year. As a result, the Company has obtained an option to lease an additional 3,000 square feet of space in its current building.


Item 3.  Legal Proceedings
--------------------------

     From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. On January 27, 2000, a lawsuit was commenced in the state of Oregon (Multnomah County Circuit Court) by IBTEX, A.G., a Liberian Corporation, against Terry L. Neal, Graham H. Norris, Donovan C. Snyder and the Company alleging unlawful sale of a franchise and securities and fraud relating to certain settlement and license agreements between IBTEX, A.G. and ITEX Corporation in the amount of $2,000,000 and alleging the Company breached an oral contract to perform the settlement agreement in the amount of $800,000.

     The Company believes that the action is without merit and that it has substantial defenses to the claims. The Company intends to vigorously defend the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

                                     PART II
                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The Company's Common Stock has been quoted on the OTC Bulletin Board since January 23, 1998. Prior to that there was no market for the Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 1999:


Calendar Year                         High Bid           Low Bid
-------------                         --------           -------

1998*:
------

First quarter                             5/8              7/16
Second quarter                            3/4               1/2
Third quarter                          2 1/16              5/16
Fourth quarter                          1 3/8              9/16

1999:
-----

First quarter                               4           1 15/16
Second quarter                              3             1 3/4
Third quarter                           3 5/8             1 5/8
Fourth quarter                              3             1 3/8

* Prices have been adjusted for a 3-for-1 stock split effective on July 31, 1998.

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the National Quotation Bureau OTC Market Report. The Company estimates that as of January 30, 2000 there were approximately 1,300 holders of record of the Common Stock.

Dividends
---------

     The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain all earnings to finance growth of the Company's business and does not anticipate paying any cash dividends in the foreseeable future on its Common Stock. There are no restrictions on dividend payments other than restrictions imposed by applicable laws.

Unregistered Securities
-----------------------

     The following unregistered securities have been issued by the Company during the last three fiscal years:

------------------- ----------------------------- -------------------- ----------------------------- ----------------
                                                   Name of Principal
                         Title and Amount of          Underwriter/
                             Securities               Underwriting
                      Granted/Exercise Price if       Discounts or        Name or Class of Persons     Consideration
  Date of Grant              Applicable                Commissions        who Received Securities        Received
------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1998        600,000/Options to purchase   None/None            Employees and board members        $ -0-
                     Common Stock for $.60 per
                              share(1)
------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1998            60,750/Common Stock       None/None            Shares issued for hosting        $36,450*
                                                                       and producing services
------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1998            65,000/Common Stock       None/None            Shares issued for printing       $50,000*
                                                                       services
------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1998             3,000/Common Stock       None/None            Shares issued for                 $6,000*
                                                                       consulting services
------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1998             9,000/Common Stock       None/None            Shares issued for investor        $9,000*
                                                                       relation services
------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1998            20,260/Common Stock       None/None            Shares issued in exchange         $20,260
                                                                       for outstanding notes
------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1998            199,960/Common Stock      None/None            Shares issued in exchange         $99,980
                                                                       for outstanding notes
------------------- ----------------------------- -------------------- ----------------------------- ----------------
June 1998           520,000/Options to purchase   None/None            Employees and board members        $ -0-
                     Common Stock for $1.63 per
                              share(1)
------------------- ----------------------------- -------------------- ----------------------------- ----------------
June 1998               34,000/Common Stock       None/None            Shares issued for hosting        $55,250*
                                                                       and writing services
------------------- ----------------------------- -------------------- ----------------------------- ----------------
July 1998               250,000/Common Stock      None/None            Private Placement                $500,000
------------------- ----------------------------- -------------------- ----------------------------- ----------------
July 1998               500,000/Common Stock      None/None            Private Placement               $1,500,000
------------------- ----------------------------- -------------------- ----------------------------- ----------------
July 1998               48,000/Common Stock       None/None            Shares issued for printing       $144,000*
                                                                       services
------------------- ----------------------------- -------------------- ----------------------------- ----------------
July 1998               12,700/Common Stock       None/None            Shares issued for hosting        $38,100*
                                                                       and producing services
------------------- ----------------------------- -------------------- ----------------------------- ----------------
July 1998               584,230/Common Stock      None/None            Warrants exercised               $584,230
------------------- ----------------------------- -------------------- ----------------------------- ----------------
July 1998              6,993,800/Common Stock     None/None            Shareholders                       $ -0-
------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1999        350,000/Options to purchase   None/None            Employees and board members        $ -0-
                     Common Stock for $3.10 per
                              share(1)
------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1999            350,000/Common Stock      None/None            Shareholders of Mtek            $1,267,000
                                                                       Technical Services, Inc.
------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1999            30,000/Common Stock       None/None            Options exercised                 $16,200
------------------- ----------------------------- -------------------- ----------------------------- ----------------
June 1999               10,100/Common Stock       None/None            Options exercised                 $7,700
------------------- ----------------------------- -------------------- ----------------------------- ----------------
July 1999               12,000/Common Stock       None/None            Options exercised                 $6,500
------------------- ----------------------------- -------------------- ----------------------------- ----------------
July 1999              1,267,493/Common Stock     None/None            Warrants exercised              $1,479,762
------------------- ----------------------------- -------------------- ----------------------------- ----------------
September 1999           621,500/Options to       None/None            Employees and board members        $ -0-
                       purchase Common Stock
                       for $2.00 per share(1)
------------------- ----------------------------- -------------------- ----------------------------- ----------------

* Value of consideration estimated.

(1) The options vest and become exercisable in accordance with the Company's 1998 Stock Incentive Plan.

     The above unregistered securities were sold or granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act") under Section 4(2) of the Act and/or Regulation D promulgated under the Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Forward Looking Statements
--------------------------

         The information set forth below relating to matters that are not historical facts are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties which could cause actual results to differ materially from those contained in such forward looking statements. Such risks and uncertainties include, but are not limited to, the following:

o    A decline in national and regional advertising

o Preference by customers of other forms of advertising such as newspapers and magazines, outdoor advertising, network radio advertising, yellow page directories and point-of-sale advertising

o    Loss of executive management personnel

o Ability to maintain and establish new relations with radio stations to place its programs

o    Ability to predict public taste with respect to entertainment programs

Years Ended November 30, 1999 and 1998
--------------------------------------

      The following discussion should be read in conjunction with the audited consolidated financial statements for the years ended November 30, 1999 and 1998 and the related notes thereto.

      REVENUES. Total revenues for 1999 were $3.64 million compared to revenues of $2.20 million for 1998, representing an increase of $1.44 million, or 65%. This increase was principally due to increased advertising sales from the internal development of new programs and partnering with other radio programmers to expand the Company's network. In addition, the Company increased the number of radio station affiliates on its network, which allowed the Company to sell more broadcast commercial time at a higher spot rate.

      DIRECT COSTS. Direct costs for 1999 and 1998 were $1.61 million and $900,000 respectively, representing an increase of $710,000, or 79%. As a percentage of total revenues, direct costs were 44.3% and 40.8% for 1999 and 1998, respectively, representing an increase of 3.5%. Direct costs consist primarily of the costs to produce syndicated radio programs and the costs to manufacture Kiosks. The increase in absolute dollars in 1999 is due mainly to two new products. First, the Company increased the number of programs it syndicates, especially long form programming (1 to 4 hour length shows). The cost to produce a long form program is significantly more than a short form program (1 to 3 minutes long); however, a long form program provides the Company with significantly more broadcast commercial time to sell to its advertisers. Second, the Company, through the acquisition of Mtek Technical Services, Inc., began a new product line of Kiosk Integration Systems for retail applications. The Kiosk products were not offered by the Company in 1998.

      GROSS MARGIN. Gross margin for 1999 was $2.02 million, an increase of $720,000, or 55%, over 1998. The increased operating income was principally due to increased net advertising revenues resulting from the internal development of new radio programs and the Company focusing on offering long form programming. Long form programming provides the Company with increased commercial broadcast time available for sale, thus increasing its total revenues and gross margin.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense in 1999 was $3.30 million, representing an increase of $1.80 million, or 120% over 1998. A portion of this increase was due to wages and employee benefit expense increasing $570,000 in 1999. The increase in absolute dollars is a result of the significant growth in staff size over the prior fiscal year and the costs associated with increasing the number of programs the Company syndicates. As a percentage of total revenues, general and administrative expense was 90% and 68% for 1999 and 1998, respectively.

      The increase as a percentage of total revenues was primarily due to: (1) Consulting and Professional fees increasing 82% from $170,000 in 1998 to $310,000 in 1999, due primarily to the Company increasing its internet initiatives and an increased investor relations campaign, (2) the Company increasing its programming through internal development as well as the acquisition of existing programs which resulted in a $730,000 increase in depreciation and amortization expenses 1999, (3) postage and printing, office and telephone expense increasing $200,000 in 1999 compared to 1998 primarily due to the expansion and marketing of the radio network and the addition of NBG Solutions in 1999, and (4) a write off of $90,000 of bad debts in 1999 compared to no bad debt write off in 1998.

      INCOME TAXES. The benefit recorded for income taxes in 1999 was $9,000. Due to loss carryforwards, there was no provision for income taxes in 1998.

      NET LOSS AND EARNINGS PER SHARE. Net loss for 1999 and 1998 was $1.26 million or $.11 per share, and $199,000 or $.03 per share, respectively. The loss for 1999 was mainly due to amortization of intangible assets and capitalized sales representation costs incurred in 1999 that were not incurred in 1998..

      Basic earnings per share were based upon 11,446,483 and 7,222,359 shares outstanding on November 30, 1999 and 1998, respectively. The Company declared a 3-for-1 stock split in June of 1998 payable to all shareholders of record as of July 31, 1998. Diluted earnings per share have not been computed as the effect of outstanding options and warrants would be anti-dilutive

Liquidity and Capital Resources
-------------------------------

      Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at November 30, 1999 was $3.0 million compared to $2.0 million at November 30, 1998. The increase in working capital was primarily due to an increase in accounts receivable in 1999 compared to 1998.

      In June 1998 the Company completed a private placement of 250,000 units at $2.00 per unit. Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock, exercisable immediately. The warrants were exercisable for $2.25 from June 1998 to January 31, 2000. The warrants then become exercisable for $2.50 after February 1, 2000 and expire on July 31, 2001. The Company received proceeds of $500,000 from the private placement.

      In July 1998 the Company completed a second private placement of 500,000 units at $3.00 per unit. Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock, exercisable immediately. The warrants were exercisable at $3.50 and expired on July 31, 1999. The Company received proceeds of $1,500,000 from the private placement.

      The Company declared a 3-for-1 stock split in June of 1998 payable to all shareholders or record as of July 31, 1998. The offerings discussed above and the warrant prices indicated do not reflect the stock split.

      The Company has no long term debt.

      Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through November 30, 2000. The Company's management further believes it has sufficient liquidity to implement its expansion and acquisition strategies.

Item 7.  Financial Statements
-----------------------------

                             NBG RADIO NETWORK, INC.
                  (formerly Nostalgia Broadcasting Corporation)


                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS


                           NOVEMBER 30, 1999 AND 1998



INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                PAGE

INDEPENDENT AUDITOR'S REPORT, NOVEMBER 30, 1999 and 1998         F-1

FINANCIAL STATEMENTS
    Balance sheets                                           F-2 - F-3
    Statements of operations                                     F-4
    Statement of stockholders' equity                            F-5
    Statements of cash flows                                 F-6 - F-7
    Notes to financial statements                            F-8 - F-20

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
NBG Radio Network, Inc.

We have audited the accompanying balance sheets of NBG Radio Network, Inc. as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Moss Adams, LLP
Portland, Oregon
January 18, 2000

NBG RADIO NETWORK, INC.
Balance Sheets

                                     ASSETS
                                                                                           NOVEMBER 30,
                                                                             -----------------------------------------
                                                                                    1999                   1998
                                                                             -------------------     -----------------

CURRENT ASSETS
  Cash and cash equivalents                                                          $  892,092           $ 1,855,666
  Marketable Securities, at fair value                                                  468,750                     -
  Barter exchange receivables                                                           148,136               241,678
  Accounts receivable, net of allowance for
     doubtful accounts of $1,200 in 1999 and 1998                                     2,121,207             1,175,330
  Related-party receivable                                                               47,462                14,462
  Supplies Inventory                                                                     29,278                     -
  Sales representation agreements, net of accumulated amortization                    1,555,689                     -
                                                                             -------------------     -----------------

           Total current assets                                                       5,262,614             3,287,136
                                                                             -------------------     -----------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                 202,713               136,171




DEPOSITS                                                                                  1,000                 3,250




INTANGIBLE ASSETS, net of amortization                                                1,634,897               587,750
                                                                             -------------------
                                                                                                     -----------------

          Total assets                                                             $  7,101,224           $ 4,014,307
                                                                             ===================     =================






                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                  $   179,649            $  176,202
  Accrued liabilities                                                                    31,615                67,886
  Deferred programming revenue                                                          500,000                     -
  Current portion of long-term debt                                                           -               245,248
  Sales representation agreement liabilities                                          1,555,689                     -
                                                                             -------------------     -----------------

          Total current liabilities                                                   2,266,953               489,336
                                                                             -------------------     -----------------
OTHER LIABILITIES
  Long-term debt, net of current portion                                                      -               240,000
  Deferred income tax liability                                                               -                 9,789
                                                                             -------------------     -----------------

          Total other liabilities                                                             -               249,789

Commitments and contigencies (Note 9)
                                                                             -------------------     -----------------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;  20,000,000 shares
     authorized;  12,160,293 and 10,490,700 shares issued
     and outstanding at November 30, 1999 and 1998,
     respectively                                                                        12,160                10,490
  Additional paid-in-capital                                                          6,708,412             3,930,212
  Retained deficit                                                                  (1,749,038)             (484,763)
  Stock subscription receivable                                                       (106,013)             (180,757)
  Other comprehensive income
         Unrealized loss on marketable equity securities, net of tax                   (31,250)                     -
                                                                             -------------------     -----------------
          Total stockholders' equity
                                                                                      4,834,271             3,275,182
                                                                             -------------------     -----------------

          Total liabilities and stockholders' equity                               $  7,101,224           $ 4,014,307
                                                                             ===================     =================

See accompanying notes.

NBG RADIO NETWORK, INC.

STATEMENTS OF OPERATIONS

                                                                                      YEARS ENDED NOVEMBER 30,
                                                                              -----------------------------------------
                                                                                     1999                  1998
                                                                              -------------------    ------------------

REVENUES
  Advertising income                                                                $  3,616,026           $ 2,188,056
  Interest income                                                                         24,137                20,543
                                                                              -------------------    ------------------
          Total revenues                                                               3,640,163             2,208,599

DIRECT COSTS                                                                           1,612,184               901,476
                                                                              -------------------    ------------------
GROSS MARGIN                                                                           2,027,979             1,307,123
                                                                              -------------------    ------------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Wages and employee benefits                                                       1,215,402               648,026
     Depreciation and amortization                                                       840,561               118,265
     Consulting and professional                                                         310,902               170,194
     Travel and entertainment                                                            196,729               201,262
     Postage and printing                                                                185,981                39,128
     Advertising                                                                         130,555               115,024
     Rent                                                                                 99,804                68,696
     Bad debt expense                                                                     90,134                     -
     Office supplies                                                                      80,785                40,732
     Telephone                                                                            50,946                30,265
     Interest                                                                              5,065                40,205
     Other expenses                                                                       95,179                34,349
                                                                              -------------------    ------------------
          Total general and administrative expenses                                    3,302,043             1,506,146
                                                                              -------------------    ------------------
Net loss before provision for income taxes                                            (1,274,064)             (199,023)

Provision for income taxes                                                                 9,789                     -
                                                                              -------------------    ------------------
Net loss                                                                      $       (1,264,275)           $ (199,023)

Other comprehensive income:
     Unrealized loss on marketable equity securities, net of income tax       $          (31,250)                   -
                                                                              -------------------    ------------------
Comprehensive loss                                                            $       (1,295,525)           $ (199,023)
                                                                              ===================    ==================

Basic loss per share of common stock                                                 $    (0.11)            $   (0.03)
                                                                              ===================    ==================
Weighted average number of shares outstanding                                         11,446,483             7,222,359
                                                                              ===================    ==================

See accompanying notes.

NBG RADIO NETWORK, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            STOCK          OTHER
                                                             ADDITIONAL      RETAINED    SUBSCRIPTION  COMPREHENSIVE
                                       COMMON STOCK            PAID-IN        DEFICIT     RECEIVABLE       INCOME          TOTAL
                                                               CAPITAL
                                 -----------------------   ------------   ------------   ------------   ------------    -----------
                                   SHARES      AMOUNT
                                 -----------  ----------
BALANCE, November 30, 1996        1,110,000    $  1,110     $  493,363     $ (77,237)              -              -      $ 417,236

Net loss for the year                     -           -              -      (208,503)              -              -      (208,503)
                                 -----------  ----------   ------------   ------------   ------------   ------------    -----------
BALANCE, November 30, 1997        1,110,000       1,110        493,363      (285,740)              -              -        208,733

Issuance of common shares for       232,250         232        337,968             -       $(180,757)              -        157,443
  services
Issuance of common shares for       220,220         220        120,020             -               -              -        120,240
  Cancellation  of notes
payable
Private placement of common         750,000         750      1,999,250             -               -              -      2,000,000
  Stock
Exercise of options and           1,184,430       1,184        986,605             -               -              -        987,789
warrants
3 for 1 stock split               6,993,800       6,994         (6,994)            -               -                             -
Net loss for the year                     -           -              -      (199,023)              -              -       (199,023)
                                 -----------  ----------   ------------   ------------   ------------   ------------    -----------

BALANCE, November 30, 1998       10,490,700   $  10,490    $ 3,930,212    $ (484,763)      $(180,757)             -      $3,275,182


Issuance of common shares for
business acquisition                350,000         350      1,266,650              -              -              -      1,267,000

Exercise of options and           1,319,593       1,320      1,511,550              -              -              -      1,512,870
warrants
Services provided for payment
of subscribed shares                      -           -              -              -         74,744              -         74,774

Net loss for the year                     -           -              -    (1,264,275)              -              -     (1,264,275)

Change in unrealized loss on
marketable securities                     -           -              -              -              -       (31,250)        (31,250)

                                 -----------  ----------   ------------   ------------   ------------   ------------    -----------
Balance November 30, 1999        12,160,293   $  12,160    $ 6,708,412    $(1,749,038)    $(106,013)    $  (31,250)     $4,834,271
                                 ===========  ==========   ============   ============   ============   ============    ===========

See accompanying notes.

NBG RADIO NETWORK, INC.
STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED NOVEMBER 30,
                                                                  ---------------------------------
                                                                      1999              1998
                                                                  -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                        $ (1,264,275)      $   (199,023)
  Adjustments to reconcile net loss to cash from operating
   activities:
     Depreciation and amortization                                     840,561            118,265
     Bad debt expense                                                   90,134                 -
     Service provided in payment of subscribed shares                   74,744                 -
     Common stock issued for services                                        -            157,443
     Deferred tax liability                                             (9,789)               (70)
  Changes in assets and liabilities:
     Barter exchange receivables                                        93,542           (241,678)
     Accounts receivable                                              (969,136)          (961,445)
     Related-party receivables                                         (33,000)              (122)
     Suppliers inventory                                               (29,278)                 -
     Deposits                                                            2,250             (3,250)
     Accounts payable                                                  (73,748)            32,060
     Accrued liabilities                                               (36,271)           (40,526)
     Payments of programming contracts                                (467,437)                 -
                                                                  -------------      -------------

          Net cash from operating activities                        (1,781,703)        (1,138,346)
                                                                  -------------      -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock                                        $  1,512,870       $  2,987,789
  Net cash paid for investment in subsidiary                           (99,800)                 -
  Acquisition of property and equipment                               (109,693)           (72,717)
                                                                  -------------      -------------

          Net cash from investing activities                         1,303,377          2,915,072
                                                                  -------------      -------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                               -                  -
  Payments on long-term debt                                          (485,248)           (33,753)
                                                                  -------------      -------------

          Net cash from financing activities                          (485,248)           (33,753)
                                                                  -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                      (963,574)         1,742,973
CASH, beginning of year                                              1,855,666            112,693
                                                                  -------------      -------------

CASH, end of year                                                 $    892,092       $  1,855,666
                                                                  =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest                                       $     27,480       $     43,176
                                                                  =============      =============
     Cash paid for income taxes                                   $          -       $         70
                                                                  =============      =============


SUPPLEMENTAL SCHEDULE OF NONCASH


 NBG RADIO NETWORK, INC.
 STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED NOVEMBER 30,
                                                                       1999                  1998
                                                                  -------------      -------------
INVESTING AND FINANCING ACTIVITIES

   Acquisition of marketable equity securities for future
     services                                                     $    500,000                  -
                                                                  =============      =============
   Capitalization of programming contract assets and liabilities  $  2,023,126                  -
                                                                  =============      =============
   Issuance of common stock for acquisition of Mtek

   Technical Services, Inc.                                       $  1,267,000                  -
                                                                  =============      =============
   Issuance of common stock for cancellation of long term
     debt                                                         $          -       $    120,240
                                                                  =============      =============
   Issuance of common stock for services, net of stock
     subscription receivable                                      $          -       $    157,443
                                                                  =============      =============

   Payment of long term debt and acquisition of goodwill in
     barter exchange transactions                                 $          -       $          -
                                                                  =============      =============
   Acquisition of fixed assets with barter exchange funds         $          -       $          -
                                                                  =============      =============

See accompanying notes.

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1       -  ORGANIZATION AND BUSINESS ACTIVITY

             NBG Radio Network, Inc. (the Company) was organized under the laws of the State of Nevada on March 27, 1996, with the name of Nostalgia Broadcasting Corporation. In January 1998, shareholders approved the Company's name change to NBG Radio Network, Inc. The Company has been involved in the acquisition, creation, and syndication of national radio programming and music production and distribution. In January 1999, NBG Radio Network, Inc., completed the acquisition of M-Tek Technical Services, Inc. (see Note 3), which became NBG Solutions, Inc., a wholly-owned subsidiary of the Company involved in providing design, installation and support for interactive kiosks and card-based customer loyalty programs.

             Substantially all operations of the Company and its subsidiaries are conducted from the Company's headquarters in Portland, Oregon. The Company's customers are located throughout the United States. However, five customers accounted for $2,726,845 or approximately 75% of sales for the year ended November 30, 1999, and $1,561,250 or approximately 73% of accounts receivable as of November 30, 1999. Similarly, five customers accounted for approximately $1,438,000 or 66% of sales for the year ended November 30, 1998, and approximately $936,400 or 80% of accounts receivable as of November 30, 1998.


NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

             Included in the Company's cash balances at November 30, 1999 and 1998, were deposits of $173,004 and $988,741, respectively, in time certificates of deposit in foreign bank accounts. These accounts are not insured by the Federal Deposit Insurance Corporation.

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

             Marketable securities - The Company classifies its marketable securities as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses are included in the statement of income. Any unrealized holding gains or losses are included in the balance sheet as a separate component of stockholders' equity.

             At November 30, 1999, the Company held an investment of 500,000 shares in Kinesys Pharmaceuticals, Inc., with a cost of $500,000 and a fair value of $468,750. The Company acquired the shares in exchange for an equivalent value in advertising services to be provided during 2000.

             Barter exchange receivables - The Company holds barter exchange accounts with ITEX Corporation, and Illinois Trade Association, enterprises specializing in the development and maintenance of a barter network for its participating members. The Company also holds limited occupancy rights for available rooms at vacation and resort hotels for which it provides advertising services in exchange. Revenues and expenses from these barter exchange transactions are recognized when services are received or provided. Receivables are recognized at fair value when services are provided before exchange merchandise or services are received or used. Liabilities are recognized when exchange merchandise or services are received or used before services are provided.

             Capitalized sales representation agreement costs - Capitalized sales representation agreement costs are being amortized by the straight-line method over the lives of related contract agreements, which extend from 12 to 18 months. For the year ended November 30, 1999, the Company recognized $467,437 in amortization expense related to capitalized sales representation agreements (see Note
             5).

             Property and equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 7 to 31 years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. Depreciation and amortization expenses for the years ending November 30, 1999 and 1998, were $43,151 and $43,265, respectively.

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

             Intangible assets - Intangible assets are comprised of purchased goodwill and covenants not-to-compete. Purchased goodwill represents the excess of cost over the fair value of net assets acquired by the Company from business acquisitions in 1996 and 1999 (see Note 3). Goodwill is being amortized over a ten-year period using the straight-line method. Covenants not-to-compete are being amortized over the three-year life of related agreements. For the years ending November 30, 1999 and 1998, the Company recognized expenses resulting from the amortization of intangible assets of $329,973 and $75,000, respectively.

             Revenue recognition - The Company recognizes revenue from the sale of advertising, music, and radio programs when the buyer has made an unconditional commitment to secure air time through the Company's national network and the Company has fulfilled its commitment to provide radio advertising during the secured time. Revenues recognized from the design, installation and support for interactive kiosks produced through NBG Solutions, Inc., are recognized when the product is delivered or services performed.

             Income taxes - The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

             Marketing and advertising costs - All costs relating to marketing and advertising are expensed in the year incurred. Amounts expensed for the years ended November 30, 1999 and 1998, were $130,555 and $115,024, respectively.

             Stock option plan - The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock-based incentive plan. Had compensation cost for the

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

             Company's stock option plan been determined based upon the fair value at grant date for awards under the plan consistent with methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," additional compensation expense would have been recognized as described in Note 8.

             Loss per share of common stock - Basic loss per share of common stock is based upon the weighted average number of shares outstanding during the period adjusted by the 3-for-1 stock split in July 1998. Diluted losses per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of outstanding options and warrants. Diluted losses per share are not provided as the common stock equivalents would be antidilutive in the computation.

             Reclassification - Certain 1998 amounts have been reclassified for consistency with the current year presentation.


NOTE 3       -  ACQUISITION OF M-TEK TECHNICAL SERVICES, INC.

             On January 25, 1999, the Company completed its acquisition of M-Tek Technical Services, Inc. (M-Tek Technical), a kiosk integration company providing customized technical solutions, bar coding, and distribution channels. In the acquisition, the Company acquired assets and assumed certain liabilities of M-Tek Technical for $1,367,000. The acquisition was completed through payment of $100,000 in cash and distribution of 350,000 shares in Company common stock valued at $1,267,000 or $3.62 per share. In addition, management of M-Tek Technical was provided with options to purchase 350,000 shares of common stock in the Company for $3.10 per share. The underlying options will expire November 30, 2001, if not exercised earlier.

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3       -  ACQUISITION OF M-TEK TECHNICAL SERVICES, INC. - (continued)

             The acquisition was accounted for as a purchase. Accordingly, the excess of the fair value of assets acquired over liabilities assumed was recognized as ggodwill being amortized over its expected useful life of ten years. M-Tek Technical's operations were not significant prior to the date of its acqusition. The following summarizes the fair value of the assets acquired and liabilities assumed in the Company's purchase of M-Tek Technical.

             Assets acquired:
                Accounts receivable                   $         66,875
                Covenant not-to-compete                        721,093
                Goodwill                                       656,027
             Liabilities assumed                               (77,195)
                                                        ---------------

             Net assets acquired                      $      1,366,800
                                                        ===============

NOTE 4       - BARTER EXCHANGE RECEIVABLES

             As of November 30, 1999 and 1998, barter exchange receivables consisted of the following:

                                                               1999      1998
                                                             -------   -------

             Resort room occupancy exchanged for
               advertising services                         $132,556  $153,970
             Barter exchange transaction account balances     15,580    87,798
                                                             -------   -------

                                                            $148,136  $241,678
                                                             =======   =======

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5       -  SALES REPRESENTATION AGREEMENTS

             During 1999, the Company entered into several contractual agreements through which it became representative for advertising sales involving four nationally syndicated talk-radio programs. Each of the agreements, which extend from 12 to 18 months, provides for monthly payments to the program producer and for the sharing of revenues that exceed established, aggregate monthly payment amounts. Under these sales representation agreements, the Company became responsible for monthly payments of $104,062 and made aggregate payments to the producer of $467,437 for the year ended November 30, 1999. During 1999, the Company did not meet the levels of gross revenues from advertising sales that required revenue sharing and, therefore, did not make any revenue sharing payments, which range from 50% to 75%, for the year ended November 30, 1999.

             Subsequent to November 30, 1999, the Company entered into two additional sales representation agreements with substantially similar terms and conditions as all prior contracts. As a result of entering into the additional sales representation agreements, the Company recognized additional capitalized assets and contract liabilities of $240,000. For the years ending November 30, 2000 and 2001, the Company will be responsible to the program producer for aggregate minimum monthly payments of $1,401,250 and $25,000, respectively, excluding potential revenue sharing amounts.

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6       -  PROPERTY AND EQUIPMENT

             Property and equipment consisted of the following at November 30, 1999 and 1998:

             Office equipment                                    $   19,151      $   16,158
             Studio equipment                                       196,479         139,540
             Office furniture                                        83,888          34,127
             Leasehold improvements                                  11,310          11,310
                                                                 -----------     -----------
                                                                    310,828         201,135
             Less accumulated depreciation and amortization        (108,115)        (64,964)
                                                                 -----------     -----------
                                                                 $  202,713      $  136,171
                                                                 ===========     ===========


NOTE 7       -  LONG-TERM DEBT

             For the year ended November 30, 1999, the Company had no long-term debt. At November 30, 1998, long-term debt consisted of the following:

                                                                           1998
                                                                         ---------

              Note  payable  in annual  installments  of  $120,000,
                including interest at 6% per annum,  collateralized
                by equipment and accounts receivable                     $ 478,596




NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7       -  LONG-TERM DEBT - (continued)

                                                                             1998
                                                                          ---------

            Notes payable to shareholders at $588 per month,
                ($2,359 in 1997) including interest at 8.25%
                per annum, collateralized by equipment and
                accounts receivable                                       $   6,652
                                                                          ---------

                                                                            485,248
            Less current portion                                           (245,248)
                                                                          ---------
                                                                          $ 240,000
                                                                          =========

NOTE 8       -  COMMON STOCK TRANSACTIONS

             Private placement offerings - In July 1998, the Company raised $2,000,000 through two private placement transactions. In the first transaction, the Company raised $500,000 through the issuance of 250,000 common shares at $2 per share. In the second private placement, the Company raised $1,500,000 with the issuance of 500,000 common shares at $3 per share.

             Stock warrants - Attached to each share purchased through the 1998 private placement offerings were warrants providing the right to acquire one additional share for each share purchased in the private placement. All warrants became exercisable upon issuance.

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8  -  COMMON STOCK TRANSACTIONS - (continued)

             The following summarizes shareholder warrant transactions in 1999 and 1998:

                                                                                PRICE
                                                                                 PER
                                                               SHARES           SHARE
                                                            ------------    -------------

             Warrants outstanding November 30, 1997              600,000    $        1.00

             Warrants granted in 1998
              First private placement                            250,000    $   2.25-2.50
              Second private placement                           500,000    $        3.50

             Warrants exercised in 1998                        (584,430)    $      (1.00)
             Warrants expired in 1998                           (15,570)    $      (1.00)
                                                            ------------

                                                                750,000    $   2.25-3.50

             Adjustment for 3 for 1 split July 31, 1998        1,500,000
                                                            ------------

             Warrants outstanding November 30, 1998            2,250,000    $    .75-1.17

             Warrants granted in 1999                               -       $         -
             Warrants exercised in 1999                       (1,267,493)   $        1.17
             Warrants expired in 1999                           (232,507)   $        1.17
                                                            ------------

             Warrants outstanding, November 30, 1999             750,000    $        0.83
                                                            ============


             Stock option plan - The Company has adopted a Stock Incentive Plan for employees, officers, and directors of the Company. The Plan provides for the issuance of qualified and non-qualified options for up to 3,000,000 shares of common stock of the Company. Grants of stock options under the Plan are approved by the Company's Board of Directors which also determines the exercise price, vesting requirements, and term for exercise of all options.

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8       -  COMMON STOCK TRANSACTIONS - (continued)

             The following table summarizes stock option transactions in 1999 and 1998:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                               OPTION
                                                               SHARES          PRICE
                                                            ------------    -------------
    Stock options outstanding, November 30, 1997                    -       $        -

    Stock options granted in 1998:
         Issued to employees, officers, directors, and
            selected third parties                             1,120,000    $       1.08
    Stock options exercised in 1998                             (600,000)   $      (0.60)
    Stock options expired in 1998
                                                                    -       $        -

                                                                 520,000    $       1.63

    Adjustment for 3-for-1 split July 31, 1998                 1,040,000
                                                            ------------

    Stock options outstanding, November 30, 1998               1,560,000    $       0.54
    Stock options granted in 1999:
    Issued to owners and management of M-Tek
         Technical Services, Inc.                                350,000    $       3.10
    Issued to employees, officers, and directors                 621,500    $       2.00
    Stock options exercised in 1999                              (52,100)   $       0.58
     Stock options expired in 1999                                (3,000)   $       0.54
                                                            ------------

 Stock options outstanding November 30, 1999                   2,476,400    $       1.27
                                                            ============

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8       -  COMMON STOCK TRANSACTIONS - (continued)

             Had compensation cost for the Company's 1999 grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income, and net income per common share for November 30, 1999, would approximate the pro forma amounts below. The disclosure requirements of SFAS No. 123 were not material to the 1998 consolidated financial statements.

             The fair value of each option granted during 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) no dividend yield, (2) expected volatility of 122.33%, (3) risk-free rate of 6.55%; and (4) expected life of three years.

             The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996, and additionally awards in future years are anticipated.


NOTE 9       -  COMMITMENTS AND CONTINGENCIES

             Lease commitments - The Company rents its office space and certain office equipment under operating lease agreements. The following summarizes the Company's lease commitments for succeeding years:

             YEARS ENDING NOVEMBER 31,
             -------------------------
                      2000                                  $   88,615
                      2001                                  $   84,454
                      2002                                  $   88,787
                      2003                                  $   27,616

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9       -  COMMITMENTS AND CONTINGENCIES - (continued)

             Rental expense was $99,804 in 1999 and $68,696 in 1998.

             Year 2000 matter - Because of the unprecedented nature of the Year 2000 issue, its effects, if any, may not be identified until a future date. Management cannot assure that the Company has identified all Year 2000 issues, that the Company's remediation efforts have been successful in whole or in part, or that parties with whom the Company does business will not be significantly impacted by Year 2000 issues.


NOTE 10      -  EMPLOYEE BENEFIT PLAN

             The Company maintains a SARSEP savings plan for its employees. Under this plan employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company currently has no policy to match employee contributions.


NOTE 11      -  INCOME TAXES

             The income tax benefit consisted of the following for the years ended November 30, 1999 and 1998:


                                                   1999            1998
                                               -----------     -----------
             Current                          $      -         $     -
             Deferred tax benefit                 411,519          74,670
             Change in valuation allowance       (401,730)        (74,670)
                                               -----------     -----------
             Total income tax benefit         $     9,789      $     -
                                               -----------     -----------

NBG RADIO NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11      -  INCOME TAXES - (continued)

             Deferred tax assets (liabilities) are comprised of the following at November 30, 1999 and 1998:

                                                              1999                 1998
                                                         --------------       --------------
             Deferred tax assets
             Allowance for doubtful accounts             $         408        $         408
             Net operating loss carryforward                   478,481              136,264
             Contribution carryforward                           4,764                4,764
             Amortization of goodwill                           31,974               17,000
             Amortization of covenant not-to-compete            54,481                 -
                                                         --------------       --------------
                                                               570,108              158,436
             Deferred tax liabilities
                 Book tax depreciation differences              (9,942)              (9,789)
                 Valuation allowance                          (560,166)            (158,436)
                                                         --------------       --------------
             Net deferred tax liability                  $        -           $      (9,789)
                                                         ==============       ==============


             The Company has net operating loss and contribution carryforwards of $1,364,750 available to offset future income tax liabilities. These carryforwards will expire over various periods beginning in 2017 if not utilized earlier to offset taxable income.

             Management of the Company has provided a valuation allowance to offset existing deferred tax assets as of November 30, 1999 and 1998. The valuation allowance is provided because it is uncertain, based on historical operating results, if the carryforwards will be utilized prior to their expiration.

             From the exercise of stock options, the Company has realized an $85,465 income tax benefit, which would ordinarily be an offset to shareholders' equity. However, due to the uncertain realizability of this benefit a valuation allowance has been provided for the entire balance.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

      In December 1998 the Company's management, with the knowledge of the Board of Directors, dismissed the auditors Andersen, Andersen & Strong, L.C. and hired the public accounting firm of Moss Adams LLP to act as the Company's new auditor. The principal accountant's report for the financial statements from the past two years, performed by Andersen, Andersen & Strong, L.C. does not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                    PART III
                                    --------

Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
---------------------------------------------------------------------------
Compliance  with Section 16(a) of the Exchange Act
--------------------------------------------------

      Set forth below is certain information concerning each person who served as an executive officer during the year ended November 30, 1999 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

Directors
---------

Name                       Position                               Age

John A. Holmes, III     President, Chief Executive Officer,       29
                             and Chairman of the Board
Peter Jacobsen          Director                                  46
Dick Versace            Director                                  45
Steven R. Sears         Director                                  33
Christopher J. Miller   Director                                  41

      The Directors are elected annually at the annual shareholders meeting and serve until re-elected at the next annual shareholders meeting. All of the Directors were elected to office on July 27, 1999.

      John A. Holmes, age 29, has been President, CEO, and Chairman of the Board since January 30, 1998. Prior to that, Mr. Holmes served as the General Manager of the Company since its inception in March of 1996. Before joining the Company, Mr. Holmes worked in radio syndication with IMS from August 1993 until May 1996. Previously, he worked for KMOV-CBS TV as a sports producer from January 1991 through May 1993. From June of 1990 until December of 1990 Mr. Holmes worked for Radio Personalities, Inc. where he was Executive Producer for the following short form radio programs - "Offsides with Dan Dierdorf" and "Talkin' Roundball with Dick Vitale."

      Peter Jacobsen, age 46, has been a director with the Company since January 30, 1998. He is currently the host of one of the Company's short form features, "Teein' It Up with Peter Jacobsen." Mr. Jacobsen, a member of the PGA Tour, has multiple PGA Tour wins and has participated on two Ryder Cup teams. He has also been an on course commentator for ABC and ESPN.

      Dick Versace, age 45, has been a director with the Company since 1997. Mr. Versace has coached basketball at all levels, high school, college, and the NBA. Most recently he coached in the NBA with the

Milwaukee Bucks. Prior to taking the position with the Bucks, Mr. Versace was a television studio host and color analyst for TNT on the Turner Broadcasting Network.

      Steven R. Sears, age 33, has been a director of the Company since January 30, 1998 and has been a Vice President of the Company since July 1999. He is originally from Long Beach, California where he was President of the family owned construction business, Sears Roofing Service, Inc. He also served as Vice President for Robert Kerr & Associates, a real estate construction company in Portland, Oregon.

      Christopher J. Miller, age 41, has been a director of the Company since January 27, 1999. Mr. Miller is also the CEO of NBG Solutions. Prior to joining the Company, Mr. Miller worked for US Bank in Portland, Oregon as Vice President and manager of its West Region Client Services Group and Institutional Financial Services. While at US Bank, Mr. Miller also worked as Senior Project Manager of Institutional Financial Services and the Project Manager and Consultant for US Bank Trust Division. Prior to working for US Bank, Mr. Miller worked for Bank of America as Vice President and Regional Manager of Global Securities Services. While at Bank of America, Mr. Miller also worked as Vice President and Manager of Southern California Institutional Client Administration and Global Securities Services.

Executive Officers

      The names and business backgrounds of Executive Officers of the Company who are not Directors of the Company are:

Name                       Position                                     Age

John J. Brumfield          Chief Financial Officer and Secretary        32
Oliver J. Holmes           Vice President/Affiliate Relations           27
Dean R. Gavoni             Vice President/Sales                         39
Robert B. Taylor           Vice President/Programming                   31
David J. Thibeau           Chief Technology Officer, NBG Solutions      40

      John J. Brumfield, age 32, has been CFO since January 30, 1998. From December 1996 to January 1998 he was the Controller for the Company. From February 1996 to September 1996 he was a staff accountant for ITEX Corporation. From September of 1994 until February 1996 Mr. Brumfield was a professional golfer. Prior to that, he worked for the public accounting firm of Bogumil, Holzgang & Associates as a staff accountant from July 1991 for September 1994.

      Oliver J. Holmes, age 27, has been Vice President of Affiliate Relations for the Company since January 30, 1998. Mr. Holmes has been manager of the Affiliate Relations department since July 1996. Prior to working for the Company, Mr. Holmes managed Underwater Safari's dive shop in the Virgin Islands. Prior to that, he worked in affiliate relations for Radio Personalities, Inc., an independent radio syndicator.

      Dean R. Gavoni, age 29, has been Vice President of Sales for the Company since January 30, 1998. Mr. Gavoni has been the national sales manager since July 1996. Prior to working for the Company, Mr. Gavoni worked in radio syndication with IMS. Before that, he worked in marketing and sales for Anheuser-Busch and on many political campaigns in the state of Illinois.

      Robert B. Taylor, age 31, has been Vice President of Programming since July 27, 1999. From January 1999 to July 1999 he was the Director of Programming at the Company. Prior to joining the Company Mr. Taylor worked for FST Broadcasting as Director of Operations and General Manager. Mr. Taylor has 15 years of radio experience which includes experience with the well recognized stations of Z-100, Hot 97, WPLJ and WLTW.

      David J. Thibeau, age 40, has been Chief Technology Officer of NBG Solutions since January 1999. From 1981 to 1997, Mr. Thibeau worked for Sunmark Data, Inc., a forms distributor located in Portland, Oregon. Mr. Thibeau was primarily engaged in sales and marketing management until September 1997. In
September 1997 he left Sunmark to work for Mtek Technical Services, Inc., a systems integration firm located in Lake Oswego, Oregon that installed and integrated Kiosks, inventory control systems and automated labeling systems. MTek Technical Services, Inc. was acquired by the Company's subsidiary, NBG Solutions, in January 1999.

Family Relationships

      John A. Holmes, III, President and CEO is the older brother of the Vice President of Affiliate Relations, Oliver J. Holmes.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Pursuant to Section 16 of the Securities Exchange Act of 1934, the Company's executive officers, Directors and persons who own more than ten percent of the Company's Common Stock, are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on written representations made to the Company and the Company's review of Forms 3, 4, and 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act, the Company believes all required Forms 3, 4 and 5 were filed on time except that Robert B. Taylor filed a late Form 3.

Item 10.  Executive Compensation
--------------------------------

         The following table sets forth all cash compensation, including bonuses and deferred compensation, paid for the years ended November 30, 1999, 1998 and 1997 by the Company to its President and Chief Executive Officer and all other executive officers with an annual salary and bonus in excess of $100,000.

                            SUMMARY COMPENSATION TABLE

                                 Annual Compensation                Long-Term Compensation
                          --------------------------------- --------------------------------------
                                                                         Awards            Payouts
                                                            ---------------------------- ---------
    Name and                                                 Restricted     Securities
    Principal                               Other Annual       Stock        Underlying      LTIP      All Other
    Position        Year   Salary    Bonus  Compensation     Award(s)      Options/SARs    Payouts   Compensation
                             ($)      ($)        ($)            (f)            (#)           ($)         ($)
       (a)          (b)      (c)      (d)        (e)                           (g)           (h)         (i)
------------------ ------ -------- ------- ---------------- ------------ --------------- --------- -----------------
John A. Holmes,III  1999  $113,306   $-0-      $-0-           $-0-          270,000          $-0-        $-0-
President           1998  $ 53,840   $-0-      $-0-           $-0-          480,000          $-0-        $-0-
and CEO             1997  $ 44,655   $-0-      $-0-           $-0-            -0-            $-0-        $-0-
------------------ ------ -------- ------- ---------------- ------------ --------------- --------- -----------------
Dean R. Gavoni,     1999  $107,795   $-0-      $-0-           $-0-           60,000          $-0-        $-0-
VP - Sales          1998  $ 63,201   $-0-      $-0-           $-0-          180,000          $-0-        $-0-
                    1997  $ 34,546   $-0-      $-0-           $-0-            -0-            $-0-        $-0-
------------------ ------ -------- ------- ---------------- ------------ --------------- --------- -----------------
Christopher J.      1999  $100,000   $-0-      $-0-           $-0-          195,000          $-0-        $-0-
Miller, CEO -         *
NBG Solutions         *
------------------ ------ -------- ------- ---------------- ------------ --------------- --------- -----------------
David J.            1999  $100,000   $-0-      $-0-           $-0-          175,000          $-0-        $-0-
Thibeau, CTO -        *
NBG Solutions         *
------------------ ------ -------- ------- ---------------- ------------ --------------- --------- -----------------

* Was not employed by the Company prior to 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                Number Of Securities      Percent Of Total
                               Underlying Options/SARs      Options/SARs
                                     Granted (#)             Granted To        Exercise or
                                         (b)                Employees In        Base Price
            Name                                             Fiscal Year          ($/Sh)          Expiration Date
            (a)                                                  (c)               (d)                  (e)
----------------------------- -------------------------- -------------------- --------------- --------------------
John A. Holmes, III,                 270,000 (1)                 28%           $2.00/share       September 1, 2002
President and CEO
----------------------------- -------------------------- -------------------- --------------- --------------------
Dean R. Gavoni, VP - Sales           60,000 (1)                   6%           $2.00/share       September 1, 2002
----------------------------- -------------------------- -------------------- --------------- --------------------
Christopher J. Miller, CEO           175,000 (2)                               $3.10/share       November 30, 2002
- NBG Solutions                                                  20%
                                     20,000 (1)                                $2.00/share       September 1, 2002
----------------------------- -------------------------- -------------------- --------------- --------------------
David J. Thibeau, CTO - NBG          175,000 (2)                 18%           $3.10/share       November 30, 2002
Solutions
----------------------------- -------------------------- -------------------- --------------- --------------------


(1) The options became exercisable on September 1, 1999 and are not subject to any performance or vesting restrictions.

(2) The options became exercisable February 1, 1999 and are not subject to any performance or vesting restrictions.

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES
                                                                                   Number Of
                                                                                  Unexercised           Value Of
                                                                                  Securities          Unexercised
                                                                                  Underlying          In-The-Money
                                                                                Options/SARs At      Option/SARs At
                                      Shares Acquired                             FY-End (#)           FY-End ($)
                                        On Exercise        Value Realized        Exercisable/         Exercisable/
               Name                         (#)                  ($)             Unexercisable       Unexercisable
                (a)                         (b)                  (c)                  (d)                 (e)
------------------------------------ ------------------- -------------------- -------------------- -------------------
John A. Holmes, III, President and          -0-                 $-0-               750,000/0         $746,580/$-0-
CEO
------------------------------------ ------------------- -------------------- -------------------- -------------------
Dean R. Gavoni, VP - Sales                  -0-                 $-0-                240,000          $202,800/$-0-
------------------------------------ ------------------- -------------------- -------------------- -------------------
Christopher J. Miller, CEO - NBG            -0-                 $-0-                195,000            $-0-/$-0-
Solutions
------------------------------------ ------------------- -------------------- -------------------- -------------------
David J. Thibeau, CTO - NBG                 -0-                 $-0-                175,000            $-0-/$-0-
Solutions
------------------------------------ ------------------- -------------------- -------------------- -------------------

Employment Agreements

John A. Holmes, III

         Effective November 1, 1998, the Company entered into a five year employment agreement with John A Holmes, III, President and CEO. The employment agreement provides for a base salary of $86,400 per annum, which will be increased annually at the rate of the Consumer Price Index (CPI) plus 15%. In addition, the employment agreement provides that Mr. Holmes will be paid a minimum of 10% more than the next highest paid employee of the Company and its subsidiaries. Mr. Holmes current cash compensation level is $125,000 per year. Mr. Holmes has the right to terminate the agreement upon three months' prior written notice. The Company, at its discretion, has the right to terminate the employment agreement at any time without reason upon three months' prior written notice or payment in lieu of notice equaling three months' compensation. The Company may also terminate Mr. Holmes for cause without prior written notice. The employment agreement also provides that in the event Mr. Holmes is terminated or resigns following a "change in control" (as defined in the employment agreement) of the Company, the Company will pay to Mr. Holmes an amount equal to three times his base salary at the time of his termination or resignation.

Dean R. Gavoni

         Effective November 1, 1998, the Company entered into a two year employment agreement with Dean R. Gavoni, Vice President - Sales. The employment agreement provides for a base salary of $30,810 per annum, which will be increased annually at the rate of the Consumer Price Index (CPI). In addition, the Company has the option of raising his annual salary by up to 10% of his base salary prior to any CPI adjustment. The agreement also provides for commissions based on net advertising sales. The Company has the right to terminate the agreement for any reason, or without reason, upon three months' prior written notice or payment in lieu of notice equaling three months compensation. The Company may also terminate Mr. Gavoni for cause without prior written notice. Mr. Gavoni has the right to terminate the agreement at any time, for any reason, by providing three months' prior written notice. The agreement also provides that in the event Mr. Gavoni is terminated following a "change in control" (as defined in the employment agreement) of the Company, the Company will pay to Mr. Gavoni an amount equal to his annual compensation package.

Christopher J. Miller

         Effective January 25, 1999, the Company entered into an employment agreement with Christopher J. Miller, CEO of NBG Solutions. The agreement terminates on November 30, 2002. The agreement provides for a base salary of $120,000 per annum and eligibility to participate in the NBG Solutions Non-Qualified Profit Sharing Plan. In accordance with the agreement, Mr. Miller was granted non-qualified stock options to purchase 175,000 shares of the Company's Common Stock for $3.10 per share, exercisable no later than November 30, 2002, in accordance with the Company's 1998 Stock Incentive Plan. The Company may terminate Mr. Miller for cause upon thirty days' prior written notice. Under the agreement, Mr. Miller is subject to a worldwide covenant not to compete for a period of three years after the termination date.

David J. Thibeau

         Effective January 25, 1999 the Company entered into an employment agreement with David J. Thibeau, Chief Technology Officer of NBG Solutions. The agreement provides for a base salary of $120,000 per annum and eligibility to
participate  in  the  NBG  Solutions   Non-Qualified  Profit  Sharing  Plan.

In accordance with the agreement, Mr. Thibeau was granted non-qualified stock options to purchase 175,000 shares of the Company's Common Stock for $3.10 per share, exercisable no later than November 30, 2002, in accordance with the Company's 1998 Stock Incentive Plan. The Company may terminate Mr. Thibeau for cause upon thirty days' prior written notice. Under the agreement, Mr. Thibeau is subject to a worldwide covenant not to compete for a period of three years after the termination date.

Director Compensation
---------------------

      Directors of the Company are not currently compensated for their services other than as provided in the 1998 Stock Incentive Plan described below. However, Directors are reimbursed for all reasonable expenses incurred on behalf of the Company.

         1998 Stock Incentive Plan

         The Company has established the NBG Radio Network, Inc. 1998 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to attract and retain the services of (1) selected employees, officers and directors of the Company or of any subsidiary of the Company and (2) selected non-employee agents, consultants, advisors, persons involved in the sale or distribution of the Company's products and independent contractors of the Company or any subsidiary. The Plan has not been submitted to a vote of the stockholders of the Company.

         The Plan provides for the grant of options to qualified directors, employees (including officers), independent contractors and consultants of the Company to purchase an aggregate of 3,000,000 shares of Common Stock. The Plan is currently administered by the Board of Directors, which determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price.

         The Plan allows the Company to grant the following types of awards: (i) Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended ("ISO's"); (ii) options other than ISOs ("Non-Statutory Stock Options"); (iii) stock bonuses; (iv) stock appreciation rights ("SAR's") in tandem with ISO's or Non-Statutory Stock Options; (vi) cash bonus rights;
(vii) performance units; and (viii) foreign qualified awards at any time within 10 years from the date the Plan was adopted.

         The exercise price of ISO's and SAR's granted in tandem with ISO's, if any, will be the fair market value of the shares of Common Stock, determined as specified in the Plan, covered by such option on the date such option is granted. If at the time an ISO is granted the optionee holds more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the purchase price of such options will be one hundred ten percent (110%) of the fair market value of the shares of Common Stock covered by such option on the date such option is granted. The exercise price of Non-Statutory Stock Options and SAR's granted in tandem with Non-Statutory Stock Options will be determined by the Board of Directors at the time of grant and may be any amount determined by the Board of Directors.

Each ISO and, unless otherwise determined by the Board of Directors, each other option granted under the Plan by its terms will be nonassignable and nontransferable by the optionee, either voluntarily or by operation of law, except (i) to an optionee's family member by gift or domestic relations order; or (ii) by will or by the laws of descent and distribution of the state or country of the optionee's domicile at the time of death.

Non-Statutory Stock Options will have a term fixed by the Board of Directors. ISOs will have a term of no more than ten years, except that ISOs granted to an optionee owning more than 10% of the outstanding

Common Stock will have a term of no more than five years and must be granted to and exercised by employees of the Company (including officers).

         In September 1999, the Company granted Non-Statutory Options under the Plan to non-employee directors in the following amounts:

         Name                      Amount
         ----                      ------

         Peter Jacobsen            20,000
         Dick Versace              20,000

         The exercise price for the options is $2.00 per share and the options will expire in September 2002, if not exercised earlier. All stock options became exercisable upon the date of grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 21, 2000 as to (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, (ii) each named executive officer and (iii) all Directors and officers as a group. The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to the table.

-------------- -------------------------- --------------------- ----------------
      (1)                (2)                     (3)                 (4)
                  Name and Address of     Amount and Nature of
Title of Class      Beneficial Owner       Beneficial Ownership Percent of Class

-------------- -------------------------- --------------------- ----------------

Common Stock   John A. Holmes                  965,900 (1)          6%
               3728 SW Hillside Drive
               Portland, OR 97221
Common Stock   Peter Jacobsen                  167,000 (2)          1%
               8700 SW Nimbus Avenue #B
               Beaverton, OR 97008
Common Stock   Dick Versace                    172,000 (3)          1%
               733 East Maywood
               Peoria, IL 61603
Common Stock   Steven R. Sears                 396,817 (4)          3%
               13800 Stampher
               Lake Oswego, OR 97034
Common Stock   Christopher J. Miller           413,000 (5)          3%
               11888 SW Breyman Avenue
               Portland, OR 97219
Common Stock   David J. Thibeau                367,100 (6)          2%
               132 Del Prado
               Lake Oswego, OR 97035
Common Stock   Dean R. Gavoni                  323,334 (7)          2%
               3503 SW Gale
               Portland, OR 97201

Directors and Executive Officers as a group (10 persons)
                                             3,551,657 (8)         23%

(1) Represents 215,900 common shares and 750,000 options without performance or vesting restrictions.
(2) Represents 87,000 common shares and 80,000 options without performance or vesting restrictions.
(3) Represents 92,000 common shares and 80,000 options without performance or vesting restrictions.
(4) Represents 269,317 common shares and 127,500 options without performance or vesting restrictions.
(5) Represents 175,000 common shares owned directly and 43,000 common shares held in trust for the benefit of his children and 195,000 options without performance or vesting restrictions.
(6) Represents 192,100 common shares and 175,000 options without performance or vesting restrictions.
(7) Represents 83,334 common shares and 240,000 options without performance or vesting restrictions.
(8) Represents 1,413,657 common shares owned directly, 43,000 common shares owned indirectly and 2,095,000 options without performance or vesting restrictions.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         On January 25, 1999, the Company completed its acquisition of MTek Technical Services, Inc., a kiosk integration company providing customized technical solutions, bar coding, and distribution channels. In the acquisition, the Company acquired assets and assumed certain liabilities of MTek Technical Services, Inc. for the purchase price of $1,367,000. The purchase price consisted of $100,000 in cash and 350,000 shares (175,000 shares of Common Stock to each of Messrs. Miller and Thibeau). As a result of the acquisition, Mr. Miller became the Chief Operating Officer of NBG Solutions, Inc., a subsidiary of the Company under an Employment Agreement, was appointed to the Board of Directors of the Company, and was granted options to purchase 175,000 shares of Common Stock at $3.10 per share. In addition, Mr. Thibeau became Vice President/Chief Technology Officer of NBG Solutions, Inc. and was granted options to purchase 175,000 shares of Common Stock at $3.10 per share.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a ) The following exhibits are filed as part of this report:

Exhibit
Number   Description of Exhibit

3.1      Articles of Incorporation, as amended(1)
3.2      Amended and Restated Bylaws of the Company(2)
4.1      Form of Common Stock Certificate(3)
4.2      Form of Warrants - Private Placement #1(4)
10.1     Employee Agreement of John A. Holmes, III dated November 1, 1998*(3)
10.2     Employee Agreement of John J. Brumfield dated November 1, 1998*(3)
10.3     Employee Agreement of Oliver J. Holmes dated November 1, 1998*(3)
10.4     Employee Agreement of Dean R. Gavoni dated November 1, 1998*(3)
10.5 Employment and Nondisclosure Agreement of Christopher J. Miller dated January 25, 1999*
10.6 Employment and Nondisclosure Agreement of David J. Thibeau dated January 25, 1999*
10.7     1998 Stock Incentive Plan*(5)
21       Subsidiaries of the Registrant
23       Consent of Independent Accountants - Moss Adams LLP
27       Financial Data Schedule

* Management contract or compensatory plan.

(1)  Filed as exhibit to Form 10-SB filed April 16, 1998.
(2)  Filed as exhibit to Form 10-QSB filed October 15, 1999.
(3)  Filed as exhibit to Form 10-KSB filed March 2, 1999.
(4)  Filed as exhibit to Form 10-KSB/A filed June 4, 1999
(5)  Filed as exhibit to Form 10-QSB/A filed November 12, 1999

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

                               NBG RADIO NETWORK, INC.,
                               a Nevada corporation

Date:  February 25, 2000       By:  /s/ John A. Holmes, III
                                    -----------------------
                                    John A. Holmes, III, Chief Executive Officer
                                    and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  February 25, 2000       By:  /s/ John A. Holmes, III
                                    -----------------------
                                    John A. Holmes, III, Chairman, Board of
                                    Directors; Chief Executive Officer
                                    and President (Principal Executive Officer)

Date:  February 25, 2000       By:  /s/ John J. Brumfield
                                    -----------------------
                                    John J. Brumfield, Chief Financial
                                    Officer and Secretary
                                    (Principal Financial and Accounting Officer)


Date:  February   , 2000       By:  /s/
                                    -----------------------
                                    Peter Jacobsen, Director

Date:  February   , 2000       By:  /s/
                                    -----------------------
                                    Dick Versace, Director

Date:  February 25, 2000       By:  /s/ Steven R. Sears
                                    -----------------------
                                    Steven R. Sears, Director

Date:  February 25,  2000      By:  /s/ Christopher J. Miller
                                    -------------------------
                                    Christopher J. Miller, Director

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit

3.1      Articles of Incorporation, as amended(1)
3.2      Amended and Restated Bylaws of the Company(2)
4.1      Form of Common Stock Certificate(3)
4.2      Form of Warrants - Private Placement #1(4)
10.1     Employee Agreement of John A. Holmes, III dated November 1, 1998*(3)
10.2     Employee Agreement of John J. Brumfield dated November 1, 1998*(3)
10.3     Employee Agreement of Oliver J. Holmes dated November 1, 1998*(3)
10.4     Employee Agreement of Dean R. Gavoni dated November 1, 1998*(3)
10.5 Employment and Nondisclosure Agreement of Christopher J. Miller dated January 25, 1999*
10.6 Employment and Nondisclosure Agreement of David J. Thibeau dated January 25, 1999*
10.7     1998 Stock Incentive Plan*(5)
21       Subsidiaries of the Registrant
23       Consent of Independent Accountants - Moss Adams LLP
27       Financial Data Schedule

* Management contract or compensatory plan.

(1)  Filed as exhibit to Form 10-SB filed April 16, 1998.
(2)  Filed as exhibit to Form 10-QSB filed October 15, 1999.
(3)  Filed as exhibit to Form 10-KSB filed March 2, 1999.
(4)  Filed as exhibit to Form 10-KSB/A filed June 4, 1999
(5)  Filed as exhibit to Form 10-QSB/A filed November 12, 1999