Form 10KSB/A
period 1999-11-30
NBG RADIO NETWORK INC
filed 2000-03-07
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         Amendment No. 1 to Form 10-KSB
                                 (FORM 10-KSB/A)
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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


                           NOVEMBER 30, 1999 AND 1998



INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                PAGE

INDEPENDENT AUDITOR'S REPORT, NOVEMBER 30, 1999 and 1998         F-1

FINANCIAL STATEMENTS
    Balance sheets                                           F-2 - F-3
    Statements of operations                                 F-4 - F-5
    Statement of stockholders' equity                            F-6
    Statements of cash flows                                 F-7 - F-8
    Notes to consolidated financial statements               F-9 - F-21

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
NBG Radio Network, Inc.

We have audited the accompanying consolidated balance sheets of NBG Radio Network, Inc. and susidiary as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




MOSS ADAMS LLP
Portland, Oregon
January 18, 2000

NBG RADIO NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                           NOVEMBER 30,
                                                                             -----------------------------------------
                                                                                    1999                   1998
                                                                             -------------------     -----------------

CURRENT ASSETS
  Cash and cash equivalents                                                          $  892,092           $ 1,855,666
  Marketable Securities, at fair value                                                  468,750                     -
  Barter exchange receivables                                                           148,136               241,678
  Accounts receivable, net of allowance for
     doubtful accounts of $1,200 in 1999 and 1998                                     2,121,207             1,175,330
  Related-party receivable                                                               47,462                14,462
  Supplies Inventory                                                                     29,278                     -
  Sales representation agreements, net of accumulated amortization                    1,555,689                     -
                                                                             -------------------     -----------------

           Total current assets                                                       5,262,614             3,287,136
                                                                             -------------------     -----------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization                202,713               136,171




DEPOSITS                                                                                  1,000                 3,250




INTANGIBLE ASSETS, net of amortization                                                1,634,897               587,750
                                                                             -------------------
                                                                                                     -----------------

          Total assets                                                             $  7,101,224           $ 4,014,307
                                                                             ===================     =================






NBG RADIO NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

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
                                                                             ===================     =================

See accompanying notes.

NBG RADIO NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEARS ENDED NOVEMBER 30,
                                                                              -----------------------------------------
                                                                                     1999                  1998
                                                                              -------------------    ------------------

REVENUES
  Advertising income                                                                $  3,616,026           $ 2,188,056
  Interest income                                                                         24,137                20,543
                                                                              -------------------    ------------------
          Total revenues                                                               3,640,163             2,208,599

DIRECT COSTS                                                                           1,612,184               901,476
                                                                              -------------------    ------------------
GROSS MARGIN                                                                           2,027,979             1,307,123
                                                                              -------------------    ------------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Wages and employee benefits                                                       1,215,402               648,026
     Depreciation and amortization                                                       840,561               118,265
     Consulting and professional                                                         310,902               170,194
     Travel and entertainment                                                            196,729               201,262
     Postage and printing                                                                185,981                39,128
     Advertising                                                                         130,555               115,024
     Rent                                                                                 99,804                68,696
     Bad debt expense                                                                     90,134                     -
     Office supplies                                                                      80,785                40,732
     Telephone                                                                            50,946                30,265
     Interest                                                                              5,065                40,205
     Other expenses                                                                       95,179                34,349
                                                                              -------------------    ------------------
          Total general and administrative expenses                                    3,302,043             1,506,146
                                                                              -------------------    ------------------
Net loss before provision for income taxes                                            (1,274,064)             (199,023)

Income tax benefit                                                                         9,789                     -
                                                                              -------------------    ------------------

NBG RADIO NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEARS ENDED NOVEMBER 30,
                                                                              -----------------------------------------
                                                                                     1999                  1998
                                                                              -------------------    ------------------

Net loss                                                                      $       (1,264,275)           $ (199,023)

Other comprehensive income:
     Unrealized loss on marketable equity securities, net of income tax       $          (31,250)                   -
                                                                              -------------------    ------------------
Comprehensive loss                                                            $       (1,295,525)           $ (199,023)
                                                                              ===================    ==================

Basic loss per share of common stock                                                 $    (0.11)            $   (0.03)
                                                                              ===================    ==================
Weighted average number of shares outstanding                                         11,446,483             7,222,359
                                                                              ===================    ==================

See accompanying notes.

NBG RADIO NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            STOCK          OTHER
                                                             ADDITIONAL      RETAINED    SUBSCRIPTION  COMPREHENSIVE
                                       COMMON STOCK            PAID-IN        DEFICIT     RECEIVABLE       INCOME          TOTAL
                                                               CAPITAL
                                 -----------------------   ------------   ------------   ------------   ------------    -----------
                                   SHARES      AMOUNT
                                 -----------  ----------
BALANCE, November 30, 1997        1,110,000       1,110        493,363      (285,740)              -              -        208,733

Issuance of common shares for       232,250         232        337,968             -       $(180,757)              -        157,443
  services
Issuance of common shares for       220,220         220        120,020             -               -              -        120,240
  Cancellation  of notes
payable
Private placement of common         750,000         750      1,999,250             -               -              -      2,000,000
  Stock
Exercise of options and           1,184,430       1,184        986,605             -               -              -        987,789
warrants
3 for 1 stock split               6,993,800       6,994         (6,994)            -               -                             -
Net loss for the year                     -           -              -      (199,023)              -              -       (199,023)
                                 -----------  ----------   ------------   ------------   ------------   ------------    -----------

BALANCE, November 30, 1998       10,490,700   $  10,490    $ 3,930,212    $ (484,763)      $(180,757)             -      $3,275,182


Issuance of common shares for
business acquisition                350,000         350      1,266,650              -              -              -      1,267,000

Exercise of options and           1,319,593       1,320      1,511,550              -              -              -      1,512,870
warrants
Services provided for payment
of subscribed shares                      -           -              -              -         74,744              -         74,774

Net loss for the year                     -           -              -    (1,264,275)              -              -     (1,264,275)

Change in unrealized loss on
marketable securities                     -           -              -              -              -       (31,250)        (31,250)

                                 -----------  ----------   ------------   ------------   ------------   ------------    -----------
Balance November 30, 1999        12,160,293   $  12,160    $ 6,708,412    $(1,749,038)    $(106,013)    $  (31,250)     $4,834,271
                                 ===========  ==========   ============   ============   ============   ============    ===========

See accompanying notes.

NBG RADIO NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

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


CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                                          (485,248)           (33,753)
                                                                  -------------      -------------

          Net cash from financing activities                          (485,248)           (33,753)
                                                                  -------------      -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
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
                                                                  =============      =============



NBG RADIO NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        YEARS ENDED NOVEMBER 30,
                                                                       1999                  1998
                                                                  -------------      -------------

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

   Acquisition of marketable equity securities for future
     services                                                     $    500,000       $          -
                                                                  =============      =============
   Capitalization of programming contract assets and liabilities  $  2,023,126       $          -
                                                                  =============      =============
   Acquisition of certain M-Tek Technical Services, Inc. assets less liabilities assumed
    Assets purchased
     Accounts receivable                                          $     66,875
     Covenant-not-to-compete                                           721,093
     Goodwill                                                          656,027
                                                                  -------------
                                                                     1,443,995
    Less liabilities assumed                                           (77,195)
                                                                  -------------
    Net assets purchased                                             1,366,800
    Issuance of common stock                                         1,267,000
                                                                  -------------

    Net cash paid                                                 $     99,800       $          -
                                                                  =============      =============
   Issuance of common stock for cancellation of long term
     debt                                                         $          -       $    120,240

   Issuance of common stock for services, net of stock
     subscription receivable                                      $          -       $    157,443
                                                                  =============      =============

See accompanying notes.

NBG RADIO NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3       -  ACQUISITION OF M-TEK TECHNICAL SERVICES, INC. - (continued)

             The acquisition was accounted for as a purchase. Accordingly, the excess of the fair value of assets acquired over liabilities assumed was recognized as goodwill being amortized over its expected useful life of ten years. M-Tek Technical's operations were not significant prior to the date of its acqusition. The following summarizes the fair value of the assets acquired and liabilities assumed in the Company's purchase of M-Tek Technical.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
                                                           1999
                                             ---------------------------------
                                               AS REPORTED        PRO FORMA
                                             ---------------   ---------------
             Net loss                        $     1,233,025   $     2,150,153
             Basic loss per common share     $          0.11              0.19


NOTE 9       -  COMMITMENTS AND CONTINGENCIES

             Lease commitments - The Company rents its office space and certain office equipment under operating lease agreements. The following summarizes the Company's lease commitments for succeeding years:

             YEARS ENDING NOVEMBER 30,
             -------------------------
                      2000                                  $   88,615
                      2001                                  $   84,454
                      2002                                  $   88,787
                      2003                                  $   27,616

NBG RADIO NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

      In December 1998 the Company's management, with the knowledge of the Board of Directors, dismissed the auditors Andersen, Andersen & Strong, L.C. and hired the public accounting firm of Moss Adams LLP to act as the Company's new auditor. The principal accountant's report for the financial statements from the past two years does not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

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

      The Directors are elected annually at the annual stockholders meeting and serve until re-elected at the next annual stockholders meeting. All of the Directors were elected to office on July 27, 1999.

      John A. Holmes, III, age 29, has been President, CEO, and Chairman of the Board since January 30, 1998. Prior to that, Mr. Holmes served as the General Manager of the Company since its inception in March of 1996. Before joining the Company, Mr. Holmes worked in radio syndication with IMS from August 1993 until May 1996. Previously, he worked for KMOV-CBS TV as a sports producer from January 1991 through May 1993. From June of 1990 until December of 1990 Mr. Holmes worked for Radio Personalities, Inc. where he was Executive Producer for the following short form radio programs - "Offsides with Dan Dierdorf" and "Talkin' Roundball with Dick Vitale."

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

-------------- -------------------------- --------------------- ----------------
      (1)                (2)                     (3)                 (4)
                  Name and Address of     Amount and Nature of
Title of Class      Beneficial Owner       Beneficial Ownership Percent of Class

-------------- -------------------------- --------------------- ----------------

Common Stock   John A. Holmes, III             965,900 (1)          6%
               3728 SW Hillside Drive
               Portland, OR 97221
Common Stock   Peter Jacobsen                  167,000 (2)          1%
               8700 SW Nimbus Avenue #B
               Beaverton, OR 97008
Common Stock   Dick Versace                    172,000 (3)          1%
               733 East Maywood
               Peoria, IL 61603
Common Stock   Steven R. Sears                 396,817 (4)          3%
               13800 Stampher
               Lake Oswego, OR 97034
Common Stock   Christopher J. Miller           413,000 (5)          3%
               11888 SW Breyman Avenue
               Portland, OR 97219
Common Stock   David J. Thibeau                367,100 (6)          2%
               132 Del Prado
               Lake Oswego, OR 97035
Common Stock   Dean R. Gavoni                  323,334 (7)          2%
               3503 SW Gale
               Portland, OR 97201

Directors and Executive Officers as a group (10 persons)
                                             3,551,657 (8)         23%

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

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         On January 25, 1999, the Company completed its acquisition of MTek Technical Services, Inc., a kiosk integration company providing customized technical solutions, bar coding, and distribution channels. In the acquisition, the Company acquired assets and assumed certain liabilities of MTek Technical Services, Inc. for the purchase price of $1,367,000. The purchase price consisted of $100,000 in cash and 350,000 shares (175,000 shares of Common Stock to each of Messrs. Miller and Thibeau). As a result of the acquisition, Mr. Miller became the Chief Executive Officer of NBG Solutions, Inc., a subsidiary of the Company under an Employment Agreement, was appointed to the Board of Directors of the Company, and was granted options to purchase 175,000 shares of Common Stock at $3.10 per share. In addition, Mr. Thibeau became Vice President/Chief Technology Officer of NBG Solutions, Inc. and was granted options to purchase 175,000 shares of Common Stock at $3.10 per share.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a ) The following exhibits are filed as part of this report:

Exhibit
Number   Description of Exhibit

3.1      Articles of Incorporation, as amended(1)
3.2      Amended and Restated Bylaws of the Company(2)
4.1      Form of Common Stock Certificate(3)
4.2      Form of Warrants - Private Placement #1(4)
10.1     Employee Agreement of John A. Holmes, III dated November 1, 1998*(3)
10.2     Employee Agreement of John J. Brumfield dated November 1, 1998*(3)
10.3     Employee Agreement of Oliver J. Holmes dated November 1, 1998*(3)
10.4     Employee Agreement of Dean R. Gavoni dated November 1, 1998*(3)
10.5 Employment and Nondisclosure Agreement of Christopher J. Miller dated January 25, 1999*(5)
10.6 Employment and Nondisclosure Agreement of David J. Thibeau dated January 25, 1999*(5)
10.7     1998 Stock Incentive Plan*(6)
21       Subsidiaries of the Registrant(5)
23       Consent of Independent Accountants - Moss Adams LLP(5)
27       Financial Data Schedule(5)

* Management contract or compensatory plan.

(1)  Filed as exhibit to Form 10-SB filed April 16, 1998.
(2)  Filed as exhibit to Form 10-QSB filed October 15, 1999.
(3)  Filed as exhibit to Form 10-KSB filed March 2, 1999.
(4)  Filed as exhibit to Form 10-KSB/A filed June 4, 1999.
(5)  Filed as exhibit to Form 10-KSB filed February 28, 2000.
(6)  Filed as exhibit to Form 10-QSB/A filed November 12, 1999.

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

                               NBG RADIO NETWORK, INC.,
                               a Nevada corporation

Date:  March 6, 2000       By:  /s/ John A. Holmes, III
                                    -----------------------
                                    John A. Holmes, III, Chief Executive Officer
                                    and President

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit

3.1      Articles of Incorporation, as amended(1)
3.2      Amended and Restated Bylaws of the Company(2)
4.1      Form of Common Stock Certificate(3)
4.2      Form of Warrants - Private Placement #1(4)
10.1     Employee Agreement of John A. Holmes, III dated November 1, 1998*(3)
10.2     Employee Agreement of John J. Brumfield dated November 1, 1998*(3)
10.3     Employee Agreement of Oliver J. Holmes dated November 1, 1998*(3)
10.4     Employee Agreement of Dean R. Gavoni dated November 1, 1998*(3)
10.5 Employment and Nondisclosure Agreement of Christopher J. Miller dated January 25, 1999*(5)
10.6 Employment and Nondisclosure Agreement of David J. Thibeau dated January 25, 1999*(5)
10.7     1998 Stock Incentive Plan*(6)
21       Subsidiaries of the Registrant(5)
23       Consent of Independent Accountants - Moss Adams LLP(5)
27       Financial Data Schedule(5)

* Management contract or compensatory plan.

(1)  Filed as exhibit to Form 10-SB filed April 16, 1998.
(2)  Filed as exhibit to Form 10-QSB filed October 15, 1999.
(3)  Filed as exhibit to Form 10-KSB filed March 2, 1999.
(4)  Filed as exhibit to Form 10-KSB/A filed June 4, 1999.
(5)  Filed as exhibit to Form 10-KSB filed February 28, 2000.
(6)  Filed as exhibit to Form 10-QSB/A filed November 12, 1999.