Form 10QSB
period 2000-02-29
NBG RADIO NETWORK INC
filed 2000-04-14
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     For the Quarterly Period Ended              Commission File Number:
           February 29, 2000                             0-24075

                             NBG RADIO NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                88-0362102
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


    520 SW Sixth Avenue, Suite 750
           Portland, Oregon                               97204
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


     The registrant has one class of Common Stock with 12,160,293 shares outstanding as of April 12, 2000.


     Transitional Small Business Issuer Disclosure Format (check one):
                               Yes [ ]  No [X].

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
                                                     NBG RADIO NETWORK, INC.
                                                         BALANCE SHEETS

                                                                          ASSETS

                                                         February 29              February 28           November 30
                                                         (Unaudited)              (Unaudited)            (Audited)
                                                  -------------------------     -----------------    ------------------
                                                            2000                      1999                 1999
                                                  -------------------------     -----------------    ------------------

CURRENT ASSETS
  Cash and cash equivalents                                    $   340,742            $1,377,094           $   892,092
  Marketable equity securities, at fair value                      468,750                     -               468,750
  Barter exchange receivables                                      144,934               232,850               148,136
  Accounts receivable, net of allowance for
     doubtful accounts of $1,200 in 1998 and 1997                2,691,601             1,280,275             2,121,207
  Related-party receivable                                          47,462                14,462                47,462
  Supplies inventory                                                26,557                     -                29,278
  Sales representation agreements, net of                        2,098,774                     -             1,155,689
     accumulated amortization
                                                       --------------------     -----------------    ------------------

           Total current assets                                  5,818,820             2,904,681             4,862,614
                                                       --------------------     -----------------    ------------------

PROPERTY AND EQUIPMENT, net of accumulated                         192,853               167,205               202,713
  depreciation

DEPOSITS                                                             1,000                 3,250                 1,000


INTANGIBLE ASSETS, net of amortization                           1,539,655             1,936,647             1,634,897

                                                       --------------------     -----------------    ------------------

          Total assets                                        $  7,552,328            $5,011,783           $ 6,701,224
                                                       ====================     =================    ==================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $   129,376             $ 272,514            $  179,649
  Accrued liabilities                                               10,762                30,741                31,615
  Deferred programming revenue                                     500,000                     -               500,000
  Sales representation agreement liabilities                     1,837,246                                   1,155,689
  Current portion of long-term debt                                      -               243,459                     -
                                                       --------------------     -----------------    ------------------

          Total current liabilities                              2,477,384               546,714             1,866,953
                                                       --------------------     -----------------    ------------------

OTHER LIABILITIES
  Long-term debt, net of current portion                                 -               240,000                     -
  Deferred income tax liability                                          -                 9,789                     -
                                                       --------------------     -----------------    ------------------
          Total other liabilities                                        -               249,789                     -
                                                       --------------------     -----------------    ------------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
   shares authorized 12,160,293 and 10,840,700
   shares issued and outstanding at February 29,
   2000 and February 28, 1999, respectively                         12,160                10,840                12,160
  Additional paid-in-capital                                     6,708,412             5,196,862             6,708,412
  Retained deficit                                              (1,559,253)             (815,338)             (1749038)
  Stock subscription receivable                                    (55,125)             (177,084)             (106,013)
  Unrealized loss on marketable equity
   securities, net of tax                                          (31,250)                    -               (31,250)
                                                  -------------------------     -----------------    ------------------

      Total stockholders' equity                                 5,074,944             4,215,280             4,834,271
                                                  -------------------------     -----------------    ------------------

      Total liabilities and stockholders'                     $  7,552,328            $5,011,783            $6,701,224
       equity
                                                  =========================     =================    ==================



See Accompanying Notes

                                                    NBG RADIO NETWORK, INC.
                                                   STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED FEBRUARY 29,
                                             2000 and FEBRUARY 28, 1999
                                                      (Unaudited)
                                      --------------------  --------------------
                                             2000                 1999
                                      --------------------  --------------------

REVENUES
  Advertising income                      $ 1,849,007            $ 150,544
  Kiosk income                                 75,716               62,865
  Interest income                               5,260                9,038
                                      --------------------  --------------------
          Total revenues                    1,929,983              222,447


COST OF GOODS SOLD                            574,498               99,008
                                      --------------------  --------------------
GROSS MARGIN                                1,355,485              123,439
                                      --------------------  --------------------

GENERAL AND ADMINISTRATIVE
EXPENSES
  Wages and employee benefits                 367,244              161,642
  Travel and entertainment                     35,802               34,560
  Consulting and professional                  94,681               86,451
  Advertising                                  10,303               13,604
  Depreciation and amortization               518,449               37,165
  Postage and printing                         28,865               21,290
  Rent                                         24,347               18,148
  Interest                                        633                  362
  Office supplies                              12,653                6,924
  Telephone                                    11,776               13,249
  Other expenses                               60,947               60,619
                                      --------------------  --------------------
      Total general and                     1,165,700              454,014
      administrative expenses         --------------------  --------------------

Net income (loss) before                      189,785             (330,575)
 provision for income taxes

Provision for income taxes                         -                    -
                                      --------------------  --------------------
Net income (loss)                         $   189,785          $  (330,575)
                                      ====================  ====================

Basic loss per share of common stock      $      0.02          $     (0.03)
                                      ====================  ====================
Weighted average number of shares          12,160,293           10,606,200
 outstanding
                                      ====================  ====================

See Accompanying Notes

                                                     NBG RADIO NETWORK, INC.
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                 (Unaudited)

                                                                                            STOCK
                                                        ADDITIONAL        RETAINED       SUBSCRIP-TION       OTHER
                               COMMON STOCK              PAID-IN           DEFICIT       RECEIVABLE       COMPREHEN-SIVE    TOTAL
                                                         CAPITAL                                            INCOME
                        ---------------------------    -------------     ------------    ------------     ------------   -----------
                          SHARES          AMOUNT
                        ------------    -----------
BALANCE, November 30,     1,110,000          1,110          493,363         (285,740)              -                -       208,733
 1997

Issuance of common          232,250            232          337,968                -        (180,757)               -       157,443
 shares for services
Issuance of common          220,220            220          120,020                -               -                -       120,240
 shares for cancellation
 of notes payable
Private placement of        750,000            750        1,999,250                -               -                -     2,000,000
 common stock
Exercise of options       1,184,430          1,184          986,605                -               -                -       987,789
 and warrants
3 for 1 stock split       6,993,800          6,994           (6,994)               -               -                -             -
Net loss for the year             -              -                -         (199,023)              -                -      (199,023)
                        ------------    -----------    -------------     ------------    ------------     ------------   -----------
BALANCE, November 30,    10,490,700      $  10,490      $ 3,930,212       $ (484,763)     $ (180,757)         $     -    $3,275,182
 1998

Issuance of common          350,000            350        1,266,650                -               -                -     1,267,000
 shares for business
 acquisition
Exercise of options       1,319,593          1,320        1,511,550                -               -                -     1,512,870
 and warrants
Services provided for
 payment of subscribed            -              -                -                -          74,744                -        74,744
 shares
Net loss for the year             -              -                -                -               -                -
Change in unrealized
 loss on marketable
 securities                       -              -                -                -               -          (31,250)      (31,250)
                        ------------    -----------    -------------     ------------    ------------     ------------   -----------
BALANCE, November 30,    12,160,293      $  12,160      $ 6,708,412      $(1,749,038)     $ (106,013)       $ (31,250)   $4,834,271
 1999
                        ============    ===========    =============     ============    ============     ============   ===========
Services provided for
 payment of subscribed            -              -                -                -          50,888                -        50,888
 shares
Net income                        -              -                -          189,785                                -       189,785
                        ------------    -----------    -------------     ------------    ------------     ------------   -----------
BALANCE, February 29,    12,160,293      $  12,160      $ 6,708,412      $(1,559,253)      $ (55,125)       $ (31,250)   $5,074,944
 2000
                        ============    ===========    =============     ============    ============     ============   ===========

See Accompanying Notes

                                                    NBG RADIO NETWORK, INC.
                                                   STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED FEBRUARY 29,
                                                                          2000 and FEBRUARY 28, 1999
                                                                                  (Unaudited)
                                                                  ------------------------------------------
                                                                          2000                   1999
                                                                  ---------------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income/Loss                                                          $   189,785           $ (330,575)
  Adjustments to reconcile net income/loss to
   cash from operating activities:
     Depreciation and amortization                                             518,449               37,165
     Services provided in payment of subscribed shares                          50,888                3,673
  Changes in assets and liabilities:
     Barter exchange receivables                                                 3,202                8,828
     Accounts receivable                                                      (570,394)            (104,945)
     Supplies inventory                                                          2,721                    -
     Sales representation agreements                                        (1,354,994)                   -
     Payments on programming contract liabilities                              681,557                    -
     Accounts payable                                                          (50,273)              96,312
     Accrued liabilities                                                       (20,853)             (37,145)
                                                                  ---------------------     ----------------

          Net cash from operating activities                                  (549,912)            (326,687)
                                                                  ---------------------     ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Issuance of common stock                                                  $       -          $ 1,267,000
   Goodwill from subsidiary acquisition                                              -             (656,027)
   Covenant not to compete from subsidiary acquisition                               -             (721,093)
   Acquisition of property and equipment                                        (1,438)             (39,976)
                                                                  ---------------------     ----------------

          Net cash from investing activities                                    (1,438)            (150,096)
                                                                  ---------------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                                        -               (1,789)
                                                                  ---------------------     ----------------

          Net cash from financing activities                                         -               (1,789)
                                                                  ---------------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (551,350)            (478,572)
CASH, beginning of year                                                        892,092            1,855,666
                                                                  ---------------------     ----------------
CASH, end of year                                                          $   340,742          $ 1,377,094
                                                                  =====================     ================

                                                    NBG RADIO NETWORK, INC.
                                                   STATEMENTS OF CASH FLOWS

                                          THREE MONTHS ENDED FEBRUARY 29,
                                            2000 and FEBRUARY 28, 1999
                                                    (Unaudited)
                                    --------------------------------------------
                                            2000                    1999
                                    ---------------------  ---------------------

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
     Cash paid for interest             $        633             $      362
                                    =====================  =====================

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
     Capitalization of programming
      contract assets and
      recognition of related
      liabilities                       $  1,138,996             $       -
                                    =====================  =====================
     Issuance of common stock
      for subsidiary acquisition        $          -             $ 1,267,000
                                    =====================  =====================

     Issuance of common stock for
      services, net of stock
      subscription                      $     50,888             $    16,916
                                    =====================  =====================
     Receivable                         $     55,125             $   177,084
                                    =====================  =====================


See Accompanying Notes

NOTE 1       -  ORGANIZATION AND BUSINESS ACTIVITY

             NBG Radio Network, Inc. (the Company) was organized under the laws of the State of Nevada on March 27, 1996, with the name of Nostalgia Broadcasting Corporation. In January 1998, shareholders approved the Company's name change to NBG Radio Network, Inc. The Company has been involved in the acquisition, creation and syndication of national radio programming and music production and distribution. In January 1999, NBG Radio Network, Inc. completed the acquisition of M-Tek Technical Services, Inc., which became NBG Solutions, Inc., a wholly owned subsidiary of the Company involved in providing design, installation, and support for interactive kiosks and card-based customer loyalty programs.

NOTE 2       -  PRINCIPLES OF CONSOLIDATION

             The interim consolidated financial statements include the accounts NBG Radio Network, Inc. and its wholly owned subsidiaries, NBG Solutions, Inc. and NBG Travel Exclusives, Inc., after elimination of intercompany transactions and balances.

             The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Company's annual report will contain audited financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended February 29, 2000 are not necessarily indicative of results to be anticipated for the year ending November 30, 2000. Certain amounts for 1998 have been restated to conform with the 1999 presentation.

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

o    Ability to maintain and establish new relations with radio stations

o    Ability to predict public taste with respect to entertainment programs

Three Months Ended February 29, 2000 and February 28, 1999
----------------------------------------------------------
      Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended November 30, 1999, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended February 29, 2000, compared to the results of operations for the three-month period ended February 28, 1999, and to changes in the Company's financial condition from November 30, 1999 to February 29, 2000.

      REVENUES. Total revenues for the three months ended February 29, 2000 were $1,929,983 compared to revenues of $222,447 for the same period in 1999, representing an increase of $1,707,536, or 768%. This increase was principally due to the Company's acquisition of programming over the past year. The Company acquired multiple long-form programs to complement its current list of short form programs. The long form programming offers the Company significantly more commercial broadcast inventory available for sale. The increase in inventory has resulted in significant revenue growth. In addition to this, the continued growth of the Company's network affiliates airing their programs has provided the Company the opportunity to charge higher spot rates for their commercial broadcast time resulting in higher revenues.

      COSTS OF GOODS SOLD. Costs of goods sold for the three months ended February 29, 2000 and 1999 were $574,498 and $99,008, respectively, representing an increase of $475,490, or 480%. The increase is due primarily to the increase costs of producing long-form programs. Long-form programs are more expensive to produce due to the increase cost of delivery of the program via satellite and the extra telephone charges incurred for caller driven programs. Short-form programs are distributed on CD via the mail, a much less expensive form of distribution. As a percentage of total revenues costs of goods sold were 30% for the three months ended February 29, 2000 and 45% for the same period in 1999. The decrease is due mainly to the significant increase in revenues afforded the Company by the new long-form programs acquired.

      GROSS MARGIN. Gross margin for the three months ended February 29, 2000 was $1,355,485, an increase of $1,232,046, or 998%, compared to the same period 1999. The increase in gross margin during the first quarter of 2000 was principally due to the Company's significant increase in total revenues for the first three months of 2000.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended February 29, 2000 was $1,165,700, representing an increase of $711,686, or 157% over the same period in 1999. The increase is mainly attributable to two main areas. First of all, amortization and depreciation (non-cash costs) increased $481,284 from $37,165 in 1999 to $518,449 for the same period in 2000. The increase is mainly due to the amortization of goodwill associated with business and programming acquisitions by the Company. This goodwill is being amortized over a period of time ranging from three to ten years. The second area of increase is from wages and employee benefits. The increase of $205,602, or 127%, from $161,642 for the three months ended February 28, 1999 to $367,244 for the same period in 2000 is mainly due to the increase in staff size and infrastructure necessary to support the growth of the Company. The Company grew from 18 full-time employees in the first quarter of 1999 to 32 full-time employees in the the first quarter of 2000. Management expects general and administrative expenses to continue to grow as the Company attempts to acquire new programming and continues to develop existing programs.

      INCOME TAXES. Due to loss carryforwards, there was no provision for income taxes during the three months ended February 29, 2000 and February 28, 1999.

      NET LOSS AND EARNINGS PER SHARE. Net income for the three months ended February 29, 2000 was $189,785, or $.02 per share. Net loss for the three months ended February 28, 1999 was $330,575, or $.03 per share. The loss for 1999 was mainly due to reduced revenues as the Company transitioned to mainly cash clients and no barter transactions.

      Earnings per share are based upon 12,160,293 and 10,606,200 shares outstanding on February 29, 2000 and 1999, respectively. The Company declared a three for one stock split in June of 1998 payable to all shareholders of record as of July 31, 1998. Per share earnings for the first quarter of 1998 were adjusted to reflect the stock split.

Liquidity and Capital Resources
-------------------------------
      Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at February 29, 2000 was $3.34 million compared to $2.36 million at February 28, 1999. The increase in working capital was primarily due to an increase in accounts receivable in connection with the growth in total revenues of the Company.

      In June 1998 the Company completed a private placement of 250,000 units at $2.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable immediately. The warrants were exercisable for $2.25 from June 1998 to January 31, 2000. The warrants then became exercisable for $2.50 after February 1, 2000 and expire on July 31, 2001. The Company received proceeds of $500,000 from the private placement.

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


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report:

            Exhibit Number             Description of Exhibit

                 27                    Financial Data Schedule

(b) No reports on form 8-K were required to be filed during the quarter ended February 29,2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NBG RADIO NETWORK, INC.,
                                a Nevada corporation

Date:  April 14, 2000           By: /s/ John J. Brumfield
                                    --------------------------------------------
                                    John J. Brumfield, Chief Financial Officer
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)