Form 10QSB
period 2000-05-31
NBG RADIO NETWORK INC
filed 2000-07-17
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2000  Commission File Number:  0-24075


                             NBG RADIO NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                    88-0362102
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)


                     520 SW Sixth Avenue, Suite 750

          Portland, Oregon                               97204
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


     The registrant has one class of Common Stock with 12,220,293 shares outstanding as of July 7, 2000.


     Transitional Small Business Issuer Disclosure Format (check one):
                                   Yes [ ]  No [X].

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                         NBG RADIO NETWORK, INC.
                                                                  BALANCE SHEETS


                                                                          ASSETS

                                                           May 31                    May 31             November 30
                                                        (Unaudited)               (Unaudited)            (Audited)
                                                  ---------------------------------------------------------------------
                                                            2000                      1999                 1999
                                                  -------------------------     -----------------    ------------------
CURRENT ASSETS
  Cash and cash equivalents                                    $   480,948            $  956,843           $   892,092
  Marketable equity securities, at fair value                      468,750                     -               468,750
  Barter exchange receivables                                      171,494               223,108               148,136
  Accounts receivable, net of allowance for
   doubtful accounts of $1,200 in 2000 and 1999                  3,536,402               993,152             2,121,207
  Loan receivable                                                  167,200                55,733                     -
  Related-party receivable                                          99,742                14,462                47,462
  Supplies inventory                                                27,724                     -                29,278
  Sales representation agreements, net of                        1,633,670                     -             1,155,689
   accumulated amortization
                                                  -------------------------     -----------------    ------------------

           Total current assets                                  6,585,930             2,243,298             4,862,614
                                                  -------------------------     -----------------    ------------------

PROPERTY AND EQUIPMENT, net of accumulated                         209,923               182,350               202,713
depreciation

DEPOSITS                                                             1,000                 3,050                 1,000


INTANGIBLE ASSETS, net of amortization                           1,444,413             2,638,228             1,634,897

                                                  -------------------------     -----------------    ------------------

          Total assets                                        $  8,241,266          $  5,066,926           $ 6,701,224
                                                  =========================     =================    ==================



                                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           May 31                    May 31             November 30
                                                        (Unaudited)               (Unaudited)            (Audited)
                                                  ------------------------- ------------------------ ------------------
                                                            2000                      1999                 1999
                                                  -------------------------     -----------------    ------------------
CURRENT LIABILITIES
  Accounts payable                                             $   252,197             $ 191,305           $   179,649
  Accrued liabilities                                               10,323                 4,146                31,615
  Deferred programming revenue                                     500,000                     -               500,000
  Sales representation agreement liabilities                     1,327,559               699,354             1,155,689
  Current portion of long-term debt                                      -                 3,036                     -
                                                  -------------------------     -----------------    ------------------

          Total current liabilities                              2,090,079               897,841             1,866,953
                                                  -------------------------     -----------------    ------------------

OTHER LIABILITIES
  Long-term debt, net of current portion                                 -                     -                     -
  Deferred income tax liability                                          -                 9,789                     -
                                                  -------------------------     -----------------    ------------------

          Total other liabilities                                        -                 9,789                     -
                                                  -------------------------     -----------------    ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
    5,000,000 shares authorized, none
    issued (see note 4)
  Common stock, $.001 par value; 50,000,000                         12,220                10,840                12,160
    shares authorized, 12,220,293 and
    10,840,700 shares issued and outstanding
    at May 31, 2000 and May 31, 1999,
    respectively  (see note 4)
  Additional paid-in-capital                                     6,740,852             5,196,862             6,708,412
  Retained deficit                                                (520,726)             (874,517)             (1749038)
  Stock subscription receivable                                    (49,909)             (173,889)             (106,013)
  Unrealized loss on marketable equity                             (31,250)                    -               (31,250)
    securities, net of tax
                                                  -------------------------     -----------------    ------------------

          Total stockholders' equity                             6,151,187             4,159,296             4,834,271
                                                  -------------------------     -----------------    ------------------

          Total liabilities and stockholders'                 $  8,241,266            $5,066,926            $6,701,224
          equity
                                                  =========================     =================    ==================

See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED May 31                   SIX MONTHS ENDED May 31
                                                          (Unaudited)                                (Unaudited)
                                           -------------------------------------------------------------------------------------
                                                 2000                   1999                   2000                  1999
                                           ------------------    --------------------    ------------------    -----------------

REVENUES
  Advertising income                             $ 3,414,227               $ 776,668           $ 5,263,234            $ 927,212
  Kiosk income                                        42,630                 121,480               118,346              184,345
  Interest income                                         32                   1,237                 5,292               10,275
                                           ------------------    --------------------    ------------------    -----------------
          Total revenues                           3,456,889                 899,385             5,386,872            1,121,832


COST OF GOODS SOLD                                 1,129,974                 258,377             1,704,472              354,611
                                           ------------------    --------------------    ------------------    -----------------
GROSS MARGIN                                       2,326,915                 641,008             3,682,400              767,221
                                           ------------------    --------------------    ------------------    -----------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                        397,394                 237,323               764,638              398,965
  Travel and entertainment                            52,812                  45,448                88,614               80,008
  Consulting and professional                        114,024                  72,000               208,705              158,451
  Advertising                                         12,208                  20,793                22,511               34,397
  Depreciation and amortization                      575,470                  57,097             1,093,919               94,262
  Postage and printing                                41,330                  31,909                70,195               55,394
  Rent                                                24,689                  17,965                49,036               36,113
  Interest                                               857                   1,289                 1,490                1,651
  Office supplies                                     14,690                  32,814                27,343               39,738
  Telephone                                           28,301                  21,460                40,077               35,288
  Other expenses                                      26,613                 162,089                87,560              222,708
                                           ------------------    --------------------    ------------------    -----------------
          Total general and                        1,288,388                 700,187             2,454,088            1,156,975
          administrative expenses          ------------------    --------------------    ------------------    -----------------

Net income (loss) before provision for             1,038,527                 (59,179)            1,228,312             (389,754)
  income taxes
Provision for income taxes                                 -                       -                     -                    -
                                           ------------------    --------------------    ------------------    -----------------
Net income (loss)                                $ 1,038,527             $   (59,179)          $ 1,228,312          $  (389,754)
                                           ==================    ====================    ==================    =================

Basic loss per share of common stock               $    0.09              $    (0.01)            $    0.10            $   (0.04)
                                           ==================    ====================      =================   =================
Weighted average number of shares                 12,190,293              10,840,700            12,175,293           10,724,033
outstanding                                ==================    ====================    ==================    =================


See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (Unaudited)

                                                                                            STOCK
                                                        ADDITIONAL        RETAINED       SUBSCRIP-TION       OTHER
                               COMMON STOCK              PAID-IN           DEFICIT       RECEIVABLE       COMPREHEN-SIVE    TOTAL
                                                         CAPITAL                                            INCOME
                        ---------------------------    -------------     ------------    ------------     ------------    ----------
                          SHARES          AMOUNT
                        ------------    -----------
BALANCE, November 30,     1,110,000          1,110          493,363        (285,740)               -                -       208,733
 1997

Issuance of common          232,250            232          337,968                -       (180,757)                -       157,443
 shares for services
Issuance of common          220,220            220          120,020                -               -                -       120,240
 shares for cancellation
 of notes payable
Private placement of        750,000            750        1,999,250                -               -                -     2,000,000
 common stock
Exercise of options       1,184,430          1,184          986,605                -               -                -       987,789
 and warrants
3 for 1 stock split       6,993,800          6,994           (6,994)               -               -                -             -
Net loss for the year             -              -                -        (199,023)               -                -      (199,023)
                        ------------    -----------    -------------     ------------    ------------     ------------   -----------
BALANCE, November 30,    10,490,700      $  10,490      $ 3,930,212      $ (484,763)     $ (180,757)         $      -    $3,275,182)
 1998

Issuance of common          350,000            350        1,266,650                -               -                -     1,267,000
 shares for business
 acquisition
Exercise of options       1,319,593          1,320        1,511,550                -               -                -     1,512,870
 and warrants
Services provided for             -              -                -                -          74,744                -        74,744
 payment of subscribed
 shares
Net loss for the year             -              -                -                -               -                -
Change in unrealized              -              -                -                -               -         (31,250)       (31,250)
 loss on marketable
 securities
                        ------------    -----------    -------------     ------------    ------------     ------------   -----------
                        ------------    -----------    -------------     ------------    ------------     ------------   -----------
BALANCE, November 30,    12,160,293      $  12,160      $ 6,708,412      $(1,749,038)    $ (106,013)       $ (31,250)    $4,834,271
1999                    ============    ===========    =============     ============    ============     ============   ===========

Services provided for             -              -                -                -          56,104                -        56,104
 payment of subscribed
 shares
Exercise of options          60,000             60           32,440                -               -                -        32,500
Net income                        -              -                -        1,228,312               -                -     1,228,312
                        ------------    -----------    -------------     ------------    ------------     ------------   -----------
BALANCE, May 31, 2000    12,220,293      $  12,220      $ 6,740,852      $  (520,726)      $ (49,909)      $ (31,250)    $6,151,187
                        ============    ===========    =============     ============    ============     ============   ===========

See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED MAY 31
                                                                                 (Unaudited)
                                                                  ------------------------------------------
                                                                          2000                   1999
                                                                  ---------------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income/Loss                                                        $   1,228,312           $ (389,754)
  Adjustments to reconcile net income/loss to cash from
   operating activities: Depreciation and amortization                       1,093,919               94,262
  Services provided in payment of subscribed shares                             56,104                6,868
  Changes in assets and liabilities:
     Barter exchange receivables                                               (23,358)              18,570
     Accounts receivable                                                    (1,415,195)             182,178
     Loan receivable                                                          (167,200)             (55,733)
     Related party receivables                                                 (52,280)                   -
     Supplies inventory                                                          1,554                    -
     Sales representation agreements                                        (1,354,994)                   -
     Deposits                                                                        -                  200
     Payments on programming contract liabilities                              171,870              699,354
     Accounts payable                                                           72,548               15,103
     Accrued liabilities                                                       (21,292)             (63,740)
                                                                  ---------------------     ----------------
          Net cash from operating activities                                  (410,012)             507,308
                                                                  ---------------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock                                                $     32,500          $ 1,267,000
  Goodwill from subsidiary acquisition                                               -             (656,027)
  Covenant not to compete from subsidiary acquisition                                -             (721,093)
  Acquisition of programming rights                                                  -             (748,750)
  Acquisition of property and equipment                                        (33,632)             (65,049)
                                                                  ---------------------     ----------------
          Net cash from investing activities                                    (1,132)            (923,919)
                                                                  ---------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                                                         -             (482,212)
                                                                  ---------------------     ----------------
          Net cash from financing activities                                         -             (482,212)
                                                                  ---------------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (411,144)            (898,823)
CASH, beginning of year                                                        892,092            1,855,666
                                                                  ---------------------     ----------------
CASH, end of year                                                          $   480,948           $  956,843
                                                                  =====================     ================

                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED MAY 31
                                                                                (Unaudited)
                                                                 -------------------------------------------
                                                                         2000                    1999
                                                                 ----------------------     ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                             $        1,490            $   1,651
                                                                 ======================     ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
     Capitalization of programming contract assets and
       recognition of related liabilities                               $    1,354,994           $  748,750
                                                                 ======================     ================
     Issuance of common stock for subsidiary acquisition                $            -           $1,267,000
                                                                 ======================     ================
     Issuance of common stock for services, net of stock                $       56,104           $   22,553
       subscription receivable ($55,125 and $177,084)            ======================     ================


See Accompanying Notes

NOTE 1    -  ORGANIZATION AND BUSINESS ACTIVITY

             NBG Radio Network, Inc. (the Company) was organized under the laws of the State of Nevada on March 27, 1996, with the name of Nostalgia Broadcasting Corporation. In January 1998, stockholders approved the Company's name change to NBG Radio Network, Inc. The Company has been involved in the acquisition, creation and syndication of national radio programming and music production and distribution. In January 1999, NBG Radio Network, Inc. completed the acquisition of M-Tek Technical Services, Inc., which became NBG Solutions, Inc., a wholly owned subsidiary of the Company involved in providing design, installation, and support for interactive kiosks and card-based customer loyalty programs.

NOTE 2    -  PRINCIPLES OF CONSOLIDATION

             The interim consolidated financial statements include the accounts NBG Radio Network, Inc. and its wholly owned subsidiaries, NBG Solutions, Inc. and NBG Travel Exclusives, Inc., after elimination of intercompany transactions and balances.

             The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Company's annual report will contain audited financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended May 31, 2000 are not necessarily indicative of results to be anticipated for the year ending November 30, 2000. Certain amounts for 1999 have been restated to conform with the 2000 presentation.

NOTE 3    -  EARNINGS PER COMMON SHARE

             Earnings per common share is calculated by dividing net income by the weighted average shares outstanding.

NOTE 4  -    AUTHORIZED SHARES

             On April 16, 2000 stockholders approved amendments to the Company's Articles of Incorporation (1) increasing the authorized common stock to 50,000,000 shares, and (2) authorizing 5,000,000 shares of preferred stock. Articles of amendment confirming this approval have not been filed with the Nevada Secretary of State.

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

o    Ability to maintain and establish new relations with radio stations

o    Ability to predict public taste with respect to entertainment programs

Three-Month and Six-Month Periods Ended May 31, 2000 and May 31, 1999
---------------------------------------------------------------------
      Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended November 30, 1999, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month and six-month periods ended May 31, 2000, compared to the results of operations for the three-month and six-month periods ended May 31, 1999, and to changes in the Company's financial condition from November 30, 1999 to May 31, 2000.

      REVENUES. Total revenues for the three months ended May 31, 2000 were $3,456,889 compared to total revenues of $899,385 for the same period in 1999, representing an increase of $2,557,504, or 284%. Total revenues for the six months ended May 31, 2000 were $5,386,872 compared to total revenues of $1,121,832 for the same period in 1999, representing an increase of $4,265,040, or 380%. These increases were principally due to the Company's acquisition of programming over the past year. The Company acquired multiple long-form programs to complement its current list of short form programs. The long-form programming offers the Company significantly more commercial broadcast inventory available for sale. The increase in inventory has resulted in significant revenue growth. In addition to this, the continued growth of the Company's network affiliates airing their programs has provided the Company the opportunity to charge higher spot rates for their commercial broadcast time resulting in higher revenues.

      COSTS OF GOODS SOLD. Costs of goods sold for the three months ended May 31, 2000 and 1999 were $1,129,974 and $258,337, respectively, representing an increase of $871,637, or 337%. Cost of goods sold for the six months ended May 31, 2000 and 1999 were $1,704,472 and $354,611, respectively, representing an increase of $1,349,861, or 381%. These increases are due primarily to the increase costs of producing long-form programs. Long-form programs are more expensive to produce due to the increased cost of delivery of the program via satellite and the extra telephone charges incurred for caller driven programs. Short-form programs are distributed on CD via the mail, a much less expensive form of distribution. As a percentage of total revenues costs of goods sold were 33% for the three months ended May 31, 2000 and 29% for the same period in 1999. The increase is due mainly to the higher cost of delivery for the long form programming. As a percentage of total revenues costs of goods sold were 32% for the six months ended May 31, 2000 and 32% for the same period in 1999.

      GROSS MARGIN. Gross margin for the three months ended May 31, 2000 was $2,326,915, an increase of $1,685,907, or 263%, compared to the same period 1999. Gross margin for the six months ended May 31, 2000 was $3,682,400, an increase of $2,915,179, or 380%, compared to the same period in 1999. These increases in gross margin are principally due to the Company's significant increase in total revenues for the first six months of 2000.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 31, 2000 was $1,288,388, representing an increase of $588,201, or 84% over the same period in 1999. The increase is mainly attributable to amortization and depreciation (non-cash costs) increasing $518,373 from $57,097 in 1999 to $575,470 for the same period in 2000. The increase is due to the amortization of goodwill associated with business and programming acquisitions by the Company. General and administrative expenses for the six months ended May 31, 2000 were $2,454,088, representing an increase of $1,297,113, or 112% over the same period in 1999. The increase is mainly attributable to two areas. Amortization and depreciation (non-cash costs) for the six months ended May 31, 2000 increased $999,657 from $94,262 in 1999 to $1,093,919 in 2000. The increase is due to the amortization of goodwill associated with business and programming acquisitions by the Company. This goodwill is being amortized over a period of time ranging from three to ten years. The second area of increase is from wages and employee benefits. The increase of $365,673, or 92%, from $398,965 for the six months ended May 31, 1999 to $764,638, for the same period in 2000 is mainly due to the increase in staff size and infrastructure necessary to support the growth of the Company. The Company grew from 20 full-time employees in the second quarter of 1999 to 32 full-time employees in the second quarter of 2000. While there was an increase in absolute dollars for wages and employee benefits, there was a decrease when compared to the percentage of total revenues. For the six months ended May 31, 2000 wages and employee benefits were $764,638, or 14% of total revenues as compared to $398,965, or 36% of total revenues for the same period in 1999. Total general and administrative expenses for the six months ended May 31, 2000 was $2,454,088, or 46% of total revenues as compared to $1,156,975, or 103% of total revenues for the same period in 1999. Management expects the absolute dollars for general and administrative expenses to continue to grow as the Company attempts to acquire new programming and continues to develop existing programs.

      INCOME TAXES. Due to loss carryforwards, there was no provision for income taxes during the six months ended May 31, 2000 and May 31, 1999.

      NET LOSS AND EARNINGS PER SHARE. Net income for the three months ended May 31, 2000 was $1,038,527, or $.09 per share. Net loss for the three months ended May 31, 1999 was $59,179, or $.01 per share. Net income for the six months ended May 31, 2000 was $1,228,312, or $.10 per share. Net loss for the six months ended May 31, 1999 was $389,754, or $.04 per share. The loss for 1999 was mainly due to reduced revenues as the Company transitioned to mainly cash clients and no barter transactions.

      Earnings per share are based upon the weighted average of 12,175,293 and 10,724,033 shares outstanding on May 31, 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------
      Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at May 31, 2000 was $4.50 million compared to $1.35 million at May 31, 1999. The increase in working capital was primarily due to an increase in accounts receivable in connection with the growth in total revenues of the Company.

      The Company has no long-term debt.

      Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through November 30, 2000. The Company's management further believes it has sufficient liquidity to implement its expansion and acquisition strategies.


PART II - OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

(a)  An Annual Meeting of Stockholders was held on May 16, 2000.

(b) John A. Holmes, III, Peter Jacobsen, Dick Versace, Steven R. Sears, and Christopher J. Miller were re-elected as directors of the Company.

(c)  Three matters were  voted upon at the 2000 Annual Meeting of  Stockholders.
     First,  there was the election of directors.   The results of  the election
     of directors were as follows:

Nominee                  Votes For   Votes Against     Abstentions       Broker
-------                  ---------    or Withheld      -----------      Nonvotes
                                      -----------                       --------

John A. Holmes, III       7,549,614            0              0              0

Peter Jacobsen            7,549,614            0              0              0

Dick Versace              7,549,614            0              0              0

Steven R. Sears           7,549,614            0              0              0

Christopher J. Miller     7,533,284        7,200          9,130              0


Second, a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000 shares was approved by the stockholders. The results of the vote for this proposal were as follows:

                           Votes For   Votes Against    Abstentions      Broker
                           ---------    or Withheld     -----------     Nonvotes
                                        -----------                     --------

Proposal to Increase
 Authorized Common Stock  7,425,374        95,120          38,250           0

Third, a proposal to amend the Company's Articles of Incorporation to authorize 5,000,000 shares of preferred stock to be designated by the Board of Directors was approved by the stockholders. The results of the vote for this proposal were as follows:

                           Votes For   Votes Against    Abstentions      Broker
                           ---------    or Withheld     -----------     Nonvotes
                                        -----------                     --------

Proposal to Authorize
  Preferred Stock          7,422,024      136,720           9,500            0


(d)  None.


Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------
(a)  The following exhibits are filed as part of this report:

     Exhibit Number             Description of Exhibit
     --------------             ----------------------
          27                    Financial Data Schedule


(b) No reports on form 8-K were required to be filed during the quarter ended May 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NBG RADIO NETWORK, INC.,
                                a Nevada corporation


Date: July 14, 2000             By:  /s/ John J. Brumfield
                                    --------------------------------------------
                                    John J. Brumfield, Chief Financial Officer
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)