Form 10QSB
period 2000-08-31
NBG RADIO NETWORK INC
filed 2000-10-16
CIK 1059366

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


     The registrant has one class of Common Stock with 12,273,828 shares outstanding as of October 7, 2000.


     Transitional Small Business Issuer Disclosure Format (check one):
                           Yes  [ ]      No  [X].

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                         NBG RADIO NETWORK, INC.
                                                                  BALANCE SHEETS


                                                                          ASSETS

                                                         August 31                   August 31         November 30
                                                        (Unaudited)                 (Unaudited)         (Audited)
                                                  -------------------------    --------------------- ------------------
                                                            2000                        1999               1999
                                                  -------------------------    --------------------- ------------------
CURRENT ASSETS
   Cash and cash equivalents                                   $   565,956           $ 1,695,949             $ 892,092
   Marketable equity securities, at fair                                 -               500,000               468,750
    value
   Barter exchange receivables                                     109,074               212,914               148,136
   Accounts receivable, net of allowance for
    doubtful accounts of $1,200 in 2000 and 1999                 4,071,176             1,049,588             2,121,207
   Loan receivable                                                 167,200               167,200                     -
   Related-party receivable                                        107,674                14,462                47,462
   Supplies inventory                                               26,557                29,628                29,278
   Sales representation agreements, net of                       1,168,566               748,750             1,155,689
    accumulated amortization
                                                  -------------------------    ------------------    ------------------

           Total current assets                                  6,216,203             4,418,491             4,862,614
                                                  -------------------------    ------------------    ------------------

PROPERTY AND EQUIPMENT, net of accumulated                         201,426               197,507               202,713
 depreciation

DEPOSITS                                                             1,000                 3,050                 1,000


INTANGIBLE ASSETS, net of amortization                           1,349,171             1,842,309             1,634,897
                                                  -------------------------    ------------------    ------------------

          Total assets                                        $  7,767,800          $  6,461,357           $ 6,701,224
                                                  =========================     =================    ==================


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                            $   302,958             $ 193,070            $  179,649
   Accrued liabilities                                               9,831                 9,171                31,615
   Deferred programming revenue                                          -               500,000               500,000
   Sales representation agreement liabilities                      749,121               510,167             1,155,689
   Current portion of long-term debt                                50,000                 1,171                     -
                                                  -------------------------     -----------------    ------------------

          Total current liabilities                              1,111,910             1,213,579             1,866,953
                                                  -------------------------     -----------------    ------------------

OTHER LIABILITIES
   Long-term debt, net of current portion                                -                     -                     -
   Deferred income tax liability                                         -                 9,789                     -
                                                  -------------------------     -----------------    ------------------

          Total other liabilities                                        -                 9,789                     -
                                                  -------------------------     -----------------    ------------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 50,000,000
    shares authorized 12,273,828 and
    12,148,293 shares issued and outstanding                        12,273                12,148                12,160
    at August 31, 2000 and August 31, 1999,
    respectively
   Additional paid-in-capital                                    6,769,799             6,699,214             6,708,412
   Retained deficit                                               (111,116)           (1,299,714)           (1,749,038)
   Stock subscription receivable                                   (15,066)             (173,659)             (106,013)
   Unrealized loss on marketable equity                                  -                     -               (31,250)
    securities, net of tax                        -------------------------     -----------------    ------------------

          Total stockholders' equity                             6,655,890             5,237,989             4,834,271
                                                  -------------------------     -----------------    ------------------

          Total liabilities and stockholders'                 $  7,767,800            $6,461,357            $6,701,224
            equity
                                                  =========================     =================    ==================


See Accompanying Notes


                                                         NBG RADIO NETWORK, INC.
                                                         TATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED August 31                NINE MONTHS ENDED August 31
                                                          (Unaudited)                                (Unaudited)
                                           ------------------------------------------ ------------------------------------------
                                                 2000                   1999                   2000                  1999
                                           ------------------    --------------------    ------------------    -----------------

REVENUES
  Advertising income                             $ 2,806,192               $ 651,768           $ 8,069,426          $ 1,578,980
  Kiosk income                                       300,800                 107,503               419,146              291,848
  Interest income                                        140                     770                 5,432               11,045
                                           ------------------    --------------------    ------------------    -----------------
          Total revenues                           3,107,132                 760,041             8,494,004            1,881,873

                                                                                                 2,933,556
COST OF GOODS SOLD                                 1,229,084                 362,850                                    717,461
                                           ------------------    --------------------    ------------------    -----------------
GROSS MARGIN                                       1,878,048                 397,191             5,560,448            1,164,412
                                           ------------------    --------------------    ------------------    -----------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                        520,056                 371,011             1,284,694              769,976
  Travel and entertainment                            58,132                  41,679               146,746              121,687
  Consulting and professional                        135,142                  87,768               343,847              246,219
  Advertising                                         24,933                  22,785                47,444               57,182
  Depreciation and amortization                      573,300                  60,226             1,667,219              154,488
  Postage and printing                                52,298                 101,383               122,493              156,777
  Rent                                                26,465                  25,792                75,501               61,905
  Interest                                             1,487                     990                 2,977                2,641
  Office supplies                                     18,562                  29,372                45,905               69,110
  Telephone                                           26,649                  21,595                66,726               56,883
  Other expenses                                      31,414                  59,787               118,974              282,495
                                           ------------------    --------------------    ------------------    -----------------
          Total general and                        1,468,438                 822,388             3,922,526            1,979,363
           administrative expenses         ------------------    --------------------    ------------------    -----------------

Net income (loss) before provision for               409,610                (425,197)            1,637,922             (814,951)
 income taxes

Provision for income taxes                                 -                       -                     -                    -
                                           ------------------    --------------------    ------------------    -----------------
Net income (loss)                                 $  409,610             $  (425,197)          $ 1,637,922           $ (814,951)
                                           ==================    ====================    ==================    =================

Basic income (loss) per share of                   $    0.04               $   (0.04)            $    0.14             $  (0.07)
 common stock                              ==================    ====================    ==================    =================
Weighted average number of shares                 12,262,190              11,272,205            12,208,138           10,907,535
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


See Accompanying Notes


                                                                                            NBG RADIO NETWORK, INC.
                                                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                        (Unaudited)

                                                        ADDITIONAL                          STOCK            OTHER
                                                         PAID-IN          RETAINED       SUBSCRIPTION     COMPREHENSIVE
                               COMMON STOCK              CAPITAL          DEFICIT         RECEIVABLE         INCOME         TOTAL
                        ---------------------------    -------------     ------------    ------------     -------------   ----------
                          SHARES          AMOUNT
                        ------------    -----------

BALANCE, November 30,     1,110,000       $  1,110       $  493,363      $ (285,740)     $       -      $         -      $ 208,733
 1997

Issuance of common          232,250            232          337,968               -       (180,757)               -        157,443
 shares for services
Issuance of common          220,220            220          120,020               -              -                -        120,240
 shares for cancellation
 of notes payable
Private placement of        750,000            750        1,999,250               -              -                -      2,000,000
 common stock
Exercise of options       1,184,430          1,184          986,605               -              -                -        987,789
 and warrants
3 for 1 stock split       6,993,800          6,994           (6,994)              -              -                -              -
Net loss for the year             -              -                -        (199,023)             -                -       (199,023)
                        ------------    -----------    -------------     ------------    ------------     ------------    ----------
BALANCE, November 30,    10,490,700      $  10,490      $ 3,930,212      $ (484,763)     $ (180,757)         $    -     $3,275,182
1998

Issuance of common          350,000            350        1,266,650               -              -                -      1,267,000
 shares for business
 acquisition
Exercise of options       1,319,593          1,320        1,511,550               -              -                -      1,512,870
 and warrants
Services provide for
 payment of subscribed            -              -                -               -          74,744               -         74,744
 shares
Net loss for the year             -              -                -               -              -                -
Change in unrealized
 loss on marketable               -              -                -               -              -          (31,250)       (31,250)
 securities
                        ------------    -----------    -------------     ------------    ------------     ------------    ----------
BALANCE, November 30,    12,160,293      $  12,160      $ 6,708,412     $(1,749,038)     $ (106,013)      $ (31,250)    $4,834,271
1999                    ============    ===========    =============     ============    ============     ============    ==========

Services provided for
 payment of subscribed            -              -                -               -          90,947               -         90,947
 shares
Change in unrealized              -              -                -               -               -          31,250         31,250
 loss on marketable
 securities
Exercise of options         113,535            113           61,387               -               -               -         61,500
Net income                        -              -                -       1,637,922               -               -      1,637,922
                        ------------    -----------    -------------     ------------    ------------     ------------    ----------
BALANCE, August 31,      12,273,828      $  12,273      $ 6,769,799      $ (111,116)      $ (15,066)         $    -     $6,655,890
 2000                   ============    ===========    =============     ============    ============     ============    ==========


See Accompanying Notes


                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED AUGUST 31
                                                                                 (Unaudited)
                                                                  ------------------------------------------
                                                                          2000                   1999
                                                                  ---------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income/Loss                                                       $   1,637,922           $ (814,951)
   Adjustments to reconcile net income/loss to cash from
    operating activities:                                                                           154,488
     Depreciation and amortization                                           1,667,219
     Services provided in payment of subscribed shares                          90,947                7,098
   Changes in assets and liabilities:
     Barter exchange receivables                                                39,062               28,764
     Accounts receivable                                                    (1,949,969)             125,742
     Loan receivable                                                          (167,200)            (167,200)
     Related party receivables                                                 (60,212)                   -
     Supplies inventory                                                          2,721              (29,628)
     Sales representation agreements                                         1,354,994                    -
     Securities available for sale                                             468,750             (500,000)
     Deferred programming revenue                                            (500,000)              500,000
     Deposits                                                                        -                  200
     Payments on programming contract liabilities                          (1,761,562)              510,167
     Accounts payable                                                          123,309               16,868
     Accrued liabilities                                                       (21,784)             (58,715)
                                                                  ---------------------     ----------------

          Net cash from operating activities                                   924,197             (227,167)
                                                                  ---------------------     ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock                                                $     61,500          $ 2,770,660
  Unrealized gain on investment securities                                      31,250
  Goodwill from subsidiary acquisition                                               -             (656,027)
  Covenant not to compete from subsidiary acquisition                                -             (721,093)
  Acquisition of programming rights                                         (1,354,994)            (748,750)
  Acquisition of property and equipment                                        (38,089)             (93,263)
                                                                  ---------------------     ----------------

          Net cash from investing activities                                (1,300,333)             551,527
                                                                  ---------------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Line of Credit                                                  50,000                    -
  Payments on long-term debt                                                         -             (484,077)
                                                                  ---------------------     ----------------

          Net cash from financing activities                                    50,000             (484,077)
                                                                  ---------------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (326,136)            (159,717)
CASH, beginning of year                                                        892,092            1,855,666
                                                                  ---------------------     ----------------
CASH, end of year                                                          $   565,956          $ 1,695,949
                                                                  =====================     ================



                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED AUGUST 31
                                                                                (Unaudited)
                                                                 -------------------------------------------
                                                                         2000                    1999
                                                                 -----------------------    ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                            $      2,977          $     2,641
                                                                 =======================    ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
     Capitalization of programming contract assets and
      recognition of related liabilities                               $  1,354,994          $        -
                                                                 ======================     ================
     Issuance of common stock for subsidiary acquisition               $         -           $ 1,267,000
                                                                 ======================     ================
     Issuance of common stock for services, net of stock
     subscription receivable ($15,066 and $173,659)                    $     90,947          $    22,323
                                                                 ======================     ================



See Accompanying Notes

NOTE 1       -  ORGANIZATION AND BUSINESS ACTIVITY

             NBG Radio Network, Inc. (the Company) was organized under the laws of the State of Nevada on March 27, 1996, with the name of Nostalgia Broadcasting Corporation. In January 1998, shareholders approved the Company's name change to NBG Radio Network, Inc. The Company has been involved in the acquisition, creation and syndication of national radio programming. In January 1999, NBG Radio Network, Inc. completed the acquisition of M-Tek Technical Services, Inc., which became NBG Solutions, Inc., a wholly owned subsidiary of the Company involved in providing design, installation, and support for interactive kiosks and card-based customer loyalty programs.

NOTE 2       -  PRINCIPLES OF CONSOLIDATION

             The interim consolidated financial statements include the accounts NBG Radio Network, Inc. and its wholly owned subsidiaries, NBG Solutions, Inc. and NBG Travel Exclusives, Inc., after elimination of intercompany transactions and balances.

             The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Company's annual report will contain audited financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended August 31, 2000 are not necessarily indicative of results to be anticipated for the year ending November 30, 2000. Certain amounts for 1999 have been restated to conform with the 2000 presentation.

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

o    Ability to maintain and establish new relations with radio stations

o    Ability to predict public taste with respect to entertainment programs


Three Months Ended August 31, 2000 and August 31, 1999
------------------------------------------------------

      Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended November 30, 1999, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month and nine-month periods ended August 31, 2000, compared to the results of operations for the three-month and nine-month periods ended August 31, 1999, and to changes in the Company's financial condition from November 30, 1999 to August 31, 2000.

      REVENUES. Total revenues for the three months ended August 31, 2000 were $3,107,132 compared to total revenues of $760,041 for the same period in 1999, representing an increase of $2,347,091, or 309%. Total revenues for the nine months ended August 31, 2000 were $8,494,004 compared to total revenues of $1,881,873 for the same period in 1999, representing an increase of $6,612,131, or 351%. These increases were principally due to the Company's acquisition of programming over the past year. The Company acquired multiple long-form programs to complement its current list of short-form programs. The long-form programming offers the Company significantly more commercial broadcast inventory available for sale. In addition, the Company has been able to charge higher advertising spot rates due to an increase in the number and quality of the stations airing the Company's programs.

      COSTS OF GOODS SOLD. Costs of goods sold for the three months ended August 31, 2000 and 1999 were $1,229,084 and $362,850, respectively, representing an increase of $866,234, or 239%. Cost of goods sold for the nine months ended
August  31,  2000  and  1999  were   $2,933,556   and  $717,461,   respectively,
representing an increase of $2,216,095, or 309%. These increases are due primarily to the increased production costs of long-form programs.

Long-form programs are more expensive to produce due to the increased cost of delivery of the program via satellite and the extra telephone charges incurred for caller driven programs. Short-form programs are distributed on CD via the mail, a much less expensive form of distribution. As a percentage of total revenues, costs of goods sold were 40% for the three months ended August 31, 2000 and 48% for the same period in 1999. The decrease is due mainly to the Company eliminating the production of less profitable programs. As a percentage of total revenues, costs of goods sold were 35% for the nine months ended August 31, 2000 and 38% for the same period in 1999.

      GROSS MARGIN. Gross margin for the three months ended August 31, 2000 was $1,878,048, an increase of $1,480,857, or 373%, compared to the same period 1999. Gross margin for the nine months ended August 31, 2000 was $5,560,448, an increase of $4,396,036, or 378%, compared to the same period in 1999. These increases in gross margin are principally due to the Company's significant increase in total revenues from long-form programming and higher advertising spot rates for the first nine months of 2000.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended August 31, 2000 was $1,468,438, representing an increase of $646,050, or 79%, over the same period in 1999. The increase is principally due to an increase in depreciation and amortization expense of $513,074, from $60,226 in 1999 to $573,300 for the same period in 2000, due to amortization of goodwill associated with business and programming acquisitions by the Company.

      General and administrative expenses for the nine months ended August 31, 2000 were $3,922,526, representing an increase of $1,943,163, or 99% over the same period in 1999. The increase is principally due to an increase in depreciation and amortization expense and an increase in wages and employee benefits. Depreciation and amortization expense for the nine months ended August 31, 2000 increased $1,512,731 from $154,488 in 1999 to $1,667,219 in 2000, due to the amortization of goodwill associated with business and programming acquisitions by the Company. This goodwill is being amortized over a period of time ranging from three to ten years.

      Wages and employee benefits expense increased $514,718, or 67%, from $769,976 for the nine months ended August 31, 1999 to $1,284,694, for the same period in 2000 principally due to an increase in staff size necessary to support the growth of the Company. The Company grew from 20 full-time employees in the second quarter of 1999 to 34 full-time employees in the third quarter of 2000. Wages and employee benefits expense increased in absolute dollars but decreased as a percentage of total revenues. For the nine months ended August 31, 2000 wages and employee benefits expense were $1,284,694, or 16% of total revenues as compared to $769,976, or 41% of total revenues for the same period in 1999. Total general and administrative expenses for the nine months ended August 31, 2000 was $3,922,526, or 47% of total revenues as compared to $1,979,363, or 106% of total revenues for the same period in 1999. Management expects the absolute dollars for general and administrative expenses to continue to grow as the Company attempts to acquire new programming and continues to develop existing programs.

      INCOME TAXES. Due to loss carry-forwards, there was no provision for income taxes during the nine months ended August 31, 2000 and August 31, 1999.

      NET LOSS AND EARNINGS PER SHARE. Net income for the three months ended August 31, 2000 was $409,610, or $.04 per share compared to a net loss for the three months ended August 31, 1999 of $425,197, or $.04 per share. Net income for the nine months ended

August 31, 2000 was $1,637,922, or $.14 per share compared to a net loss for the nine months ended August 31, 1999 of $814,951, or $.07 per share. The net loss for 1999 was principally due to reduced revenues as the Company transitioned from barter transactions to predominantly cash clients.

      Earnings per share are based upon the weighted average of 12,273,828 and 12,148,293 shares outstanding on August 31, 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

      Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at August 31, 2000 was $5,100,000 compared to $3,200,000 at August 31, 1999. The increase in working capital was primarily due to an increase in accounts receivable caused by an increase in total revenues.

      The Company has no long-term debt. Currently the Company has a line of credit of up to $500,000 from Western Bank, which is secured by the Company's accounts receivable. The line of credit terminates on July 31, 2001. Interest at prime plus one-half percent is due on outstanding amounts. As of August 31, 2000, $50,000 was outstanding under the line of credit.

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


PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  The following exhibits are filed as part of this report:

         Exhibit Number             Description of Exhibit
         --------------             ----------------------
              27                    Financial Data Schedule

(b) No reports on form 8-K were required to be filed during the quarter ended August 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NBG RADIO NETWORK, INC.,
                                    a Nevada corporation

Date:  October 13, 2000         By:   /s/
                                    --------------------------------------------
                                    John J. Brumfield, Chief Financial Officer
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)