Form 10KSB
period 2000-11-30
NBG RADIO NETWORK INC
filed 2001-03-15
CIK 1059366

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $11,785,831.

     Based on the closing sales price of the Common Stock on March 12, 2001, the aggregate market value of the voting stock of registrant held by non-affiliates was $23,122,444.

     The registrant has one class of Common Stock with 12,774,831 shares outstanding as of March 12, 2001.

                    Documents Incorporated By Reference: None

     Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ]  No [X].

                             NBG RADIO NETWORK, INC.
                                TABLE OF CONTENTS

                                                                           PAGE


PART I     ...................................................................1
  Item 1.  Description of Business............................................5
  Item 2.  Description of Property............................................5
  Item 3.  Legal Proceedings..................................................6
  Item 4.  Submission of Matters to a Vote of Security Holders................6

PART II    ...................................................................7
  Item 5.  Market for Common Equity and Related Stockholder Matters ..........7
  Item 6.  Management's Discussion and Analysis or Plan of Operation..........9
  Item 7.  Financial Statements..............................................13
  Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................14

PART III   ..................................................................14
  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.................14
  Item 10. Executive Compensation............................................17
  Item 11. Security Ownership of Certain Beneficial Owners and Management....22
  Item 12. Certain Relationships and Related Transactions....................23
  Item 13. Exhibits and Reports on Form 8-K..................................23

                                     PART I

Item 1.  Description of Business

General

     Nostalgia Broadcasting Corporation was incorporated in March 1996 under the laws of the State of Nevada. In January 1998, Nostalgia Broadcasting Corporation changed its name to NBG Radio Network, Inc. (the "Company"). The Company's principal executive offices are located at 520 SW 6th, Suite 750, Portland, OR 97204, and its telephone number is (503) 802-4624.

     The Company creates, produces, distributes and is a sales representative for national radio programs and offers other miscellaneous services to the radio industry. The Company offers radio programs to the industry in exchange for commercial broadcast time, which the Company sells to national advertisers. The Company has grown from two programs and 150 radio station affiliates at its inception in 1996 to currently offering 40 programs to over 2,500 radio station affiliates. The group of radio stations who contract with the Company to broadcast a particular program constitutes a radio network. The Company derives a significant part of its revenue from selling the commercial broadcast time on its radio networks to advertisers desiring national coverage. The Company also derives a portion of its revenues from its sales representation division. The sales representation division operates as a sales staff for other nationally syndicated program producers who do not wish to sell their own product. The sales representation division generates its revenues by selling network advertising time for third party program producers and retaining a sales commission on gross revenue.

     The Company currently produces 40 network programs targeting the most popular radio formats, including Adult Contemporary, Album Oriented Rock, Contemporary Hit Radio, Country, News/Talk, and Oldies. The Company produces both short form and long form programs. Short form features, such as COUNTRY MUSIC MINUTE and TEEIN' IT UP WITH PETER JACOBSEN, are daily two to three minute vignettes. Long form programs, such as BIGG SNOOP DOGG RADIO and ULTIMATE 80'S, are programs that range from one to four hours in length. The Company offers these programs to radio stations free of charge. The radio stations airing these programs become networks for the Company to sell advertising time. The Company sells the commercial broadcast time inside of these networks to advertisers desiring national coverage.

      The Company intends to aggressively expand its operations over the next twelve months. Beginning with radio syndication, the Company's number one goal is to enhance the value of its current network. In order to do this, the Company will increase its marketing efforts to radio stations across the United States. The marketing efforts will focus primarily on the top 50 media markets. By increasing its network presence in the top 50 media markets, the Company will be able to charge a higher spot rate for its advertising time. The spot rate is the price a national advertiser pays per commercial aired on the Company's network. The Company currently has a network of over 2,500 radio station affiliates and with over 10,000 radio stations in the United States the Company anticipates significantly expanding its network. However, there can be no assurance that the Company will be able to expand its operations.

      Another integral part of expanding the Company's network over the next twelve months will be the addition of new programming. Radio stations rely on network radio programming and distributors, such as the Company, to provide national quality programming and other services to enhance their existing programming and ratings. Limited financial and creative resources, among other matters, typically prevent most radio stations from producing their own national quality programming. The Company intends to focus its programming growth with long form programs. The Company has developed a niche in short form programming and, by developing more long form programming, this will provide the Company with more broadcast commercial inventory to sell on its network. A typical short form program will have 2 to 4 commercials available for sale while a typical long form program has 8 to 48 commercials available for sale. The Company intends to offer additional programming over the next twelve months through internal development as well as the acquisition of businesses or assets that complement the Company's operations.

      The creation of a radio network allows the Company to sell the acquired commercial broadcast inventory to advertisers desiring national coverage. Rates for the sale of network advertising are established on the basis of audience delivery or ratings and the demographic composition of the listening audience. Thus, if the Company expands its network, as previously discussed, it will be able to charge more for broadcast commercial time on the network. In addition to being able to charge more for its advertising time, by expanding its programming there will also be more commercial broadcast inventory available for sale by the Company.

      The Company sells commercial broadcast time by guaranteeing certain ratings and demographics. There can be no assurance that the guarantee will be achieved. If the radio network on which the commercial broadcast time is sold does not achieve the guarantee, the Company may be obligated to offer the advertiser additional advertising time on the same radio network or on an alternate radio network. These "make goods" or "bonus spots" are the predominant means whereby the Company satisfies such obligations to advertisers. Alternatively, the Company could be obligated to refund or credit a portion of the advertising revenue derived from such sales. Historically the Company has not had to refund any cash received as revenues.

     According to the National Association of Broadcasters (NAB) there are approximately 10,000 commercial radio stations in the United States. The Company currently has broadcast commercial time on over 2,500 of these radio stations. Radio is one of the most cost effective forms of advertising given its wide reach and low cost in comparison to print and television media. Radio advertising is attractive to advertisers for a variety of reasons: short lead time between commercial production and broadcast time, low cost of commercial production, and, most importantly, the fact that most radio listening occurs away from home, closer to the point of purchase.

     Radio stations attempt to develop formats, such as news/talk, music, or other types of entertainment programming, in order to appeal to a target listening audience that will attract local, regional, and national advertisers to their station. However, due to consolidation in the industry, most radio stations do not have the creative and financial resources to produce nationally accepted programming. As a result, radio stations look to syndicators, such as the Company, to enhance their existing local programming. As a national network the Company licenses radio stations to air its programs in exchange for commercial broadcast time on the station. The Company then resells the advertising time to advertisers requiring national coverage. The commercial broadcast time may vary from market to market within a specified time period depending on the requirements of the particular radio station. The advertising rates are based upon audience ratings for the specific demographic the advertiser is trying to reach. These ratings are determined by Arbitron Research Company which periodically measures the percentage of the radio audience in a market area listening to a specific radio station during a specific time period.

     The Company's wholly-owned subsidiary, NBG Solutions, Inc. ("NBG Solutions"), offers flexible and customizable kiosk platform solutions to a broad range of customers. Directly and throughout a network of strategic partnerships, NBG Solutions, Inc. offers customers a single master arrangement to design, program, integrate, and service installed kiosks. A Kiosk, on a stand alone or connected basis (through the Internet or phone lines), allows sponsors and advertisers to cost effectively distribute timely information and can facilitate direct interaction with consumers including E-commerce through credit or smart cards. In addition, NBG Solutions is evaluating and developing ancillary technological marketing services to complement and support radio entertainment clients. These services include a "Preferred Listener" consumer data tracking system and certain developing web-based systems including custom site hosting/development and audio streaming.

New Products
------------

Hollywood Hamilton's Weekend Top 30
-----------------------------------

Hollywood Hamilton's Weekend Top 30 is not your regular cliche countdown show. Hollywood uses his trademark style to provide a fast-paced, edgy program counting down the TOP 30 RHYTHMIC hits of the week. The TOP 30 list of hits is derived from combined affiliate stations total spins, along with national CD single sales. The program is unusually affiliate friendly and totally RE-INVENTED, as Hollywood is credited for introducing the concept of "affiliate interaction" during the show. He involves local stations by featuring backstage interviews with top artists, and has the local air personalities conduct them. The show's impressive guest list has evolved into the "Letterman & Leno" of radio, becoming a `must stop' for all major labels and their artists. Recent interviews include: Nelly, Janet Jackson, N'Sync, Madonna, Destiny's Child, K-Ci & Jo Jo, Mya and Britney Spears. Chart-topping hits, backstage interviews, and a solid superstar guest list help make Hollywood Hamilton's Weekend Top 30 the most entertaining 3-hour airshift in the format!

Bigg Snoop Dogg Radio
---------------------

Bigg Snoop Dogg Radio is a national weekly four-hour radio show hosted by Core Hip Hop star Snoop Dogg. Airing on some of America's top stations, including KKBT/Los Angeles, WLLD/Tampa-Clearwater, KBMB/Sacramento and KXJM/Portland, the show features Snoop's favorite R&B and Hip Hop old-school cuts as well as hits from some of today's rising stars. Listeners hear world premiere releases of Snoop Dogg's own material along with world debuts from artists currently signed on his record label, Dogghouse Records. In its first official ratings book, Snoop took his affiliates ratings up as much as 3 points in some markets, with a
1.2 share increase in Los Angeles.

Ultimate 80s
------------
Ultimate 80s is a weekly three-hour show featuring the music and lifestyle of one very memorable decade. Ultimate 80s fits several formats, including Hot AC, AC, CHR, Top 40 and the fastest growing format in radio, the new 80s and More format. The music heard on the show has been and continues to be extensively researched to accommodate for changing music trends. Special features include 80s trivia,

`Where are they now?', current interviews with artists, flashback interviews with 80s artists, and much more. Major market talent, writers and producers combing to make Ultimate 80s the most exciting 80s program on the radio. Ultimate 80s host is Rick Stacy, who has spent his career programming and hosting on stations in major markets like Atlanta and Los Angeles. Currently, Rick is co-host on the very successful morning show on KQKS in Denver.

The Tour Bus
------------

Every Saturday Night, The Tour Bus brings listeners 5 hours of the most demanded music in the Rock World. Launched in January 1999 on WNNJ in New Jersey, the show exploded onto the scene, selling out its inventory, shooting to #1 with a bullet in its timeslot and tripling its audience in just 3 months. Since The Tour Bus moved to a larger station in WDHA 105.5 FM, the #1 rock station in New Jersey, and the fans have followed. Today, The Tour Bus maintains its #1 slot at WDHA and even pulls strong numbers in nearby New York City, the largest radio market in the world. The Tour Bus is hosted and produced by music industry experts who have used their extensive contacts to showcase some of the biggest names of the era. Past live guests include Queensyrche, Ratt, Warrant, Great White, Cinderella, Skid Row's Sebastian Bach, Steve Vai, Tommy Lee and many more. Additionally, every element of The Tour Bus is unique and original to The Tour Bus.

The Complete Sheet
------------------

Arguably the most preferred prep service for live radio personalities today. Originally a service delivered in exchange for cash, NBG has converted a bulk of their The Complete Sheet's affiliate base over to barter terms versus cash. The audience broke the 1 million barrier quickly after starting this conversion process and is still growing faster than a speeding bullet.

Honky Tonk Sundays
------------------

Honky Tonk Sundays is Country Radio's longest running and most programmed "Sunday Show". It consistently delivers top quality artists, a variety of hit music, and an entertaining, slightly wacky host. Ichabod Caine is the talented host of the program. As a matter of fact, Ichabod is up for Major Market Country Personality of The Year at this year's Country Radio Seminar Station Awards. Ichabod hails from KMPS-FM in Seattle and Honky Tonk Sundays is the #1 commercial radio program on the air Sunday Mornings in Seattle and delivers similar results all across the country in markets as big as Los Angeles on KFRG-FM

Competition
-----------

     Competition for radio advertising is very intense. The industry is made up of a variety of competitive forces, including: (1) ownership groups, which own blocks of radio stations across the industry; (2) syndicators, like the Company, that offer programming and marketing services to radio stations; and, (3) independent producers and distributors that offer programs or services to radio stations. Several of the Company's syndicating competitors also are associated with major radio station group owners. In addition, many of these competitors have recognized brand names and will pay compensation to radio stations to broadcast their network commercials. The Company's largest competitors that are associated with an ownership group are AM/FM Radio Networks, Premiere Radio Networks, CBS Radio Networks, and ABC

Radio. The Company estimates that these competitors account for about 80% of the network advertising revenues. The Company is a leader of the syndication companies not associated with an ownership group. The principal competitive factors in the radio industry are the quality and creativity of programming and the ability to provide advertisers with a cost-effective method of reaching the target demographic. In this respect, the Company has positioned itself by adding top entertainment and sports stars like Snoop Dogg, Dr. Don, The Complete Sheet, Peter Jacobsen, and Steve Jones to its lineup of program hosts. The Company's principal operating strategy is to continue to provide high quality programming in the most popular formats. The Company has developed and expanded its network through internal operations and will look to continue this in the future as well as acquire assets and businesses that complement the Company's operations.

Government Regulation
---------------------

     Radio broadcasting and station ownership are regulated by the Federal Communication Commission (FCC). The Company, as a producer and distributor of radio programs, is generally not subject to regulation by the FCC. The FCC regulates the radio stations that air the Company's programs. The radio station affiliates are ultimately responsible for what material is broadcast on their airwaves.

Significant Customers
---------------------

     The Company's customers are located throughout the United States. Each of three customers represented 10% or more of the Company's revenue during 2000. Horizon Communications accounted for $1.6 million, or 13.8% of the Company's revenues, Dial Communications accounted for $4.3 million, or 36.2% of the Company's revenues, and, Ogilvy & Mather accounted for $3.9 million, or 33.0% of the Company's revenues. While these customers represent a significant portion of the Company's revenues, they account for hundreds of different products that are advertised on the Company's network. A loss of any one of these products would not materially affect the Company; however, a loss of one of these customers could have a material adverse effect on the financial condition and the results of operations of the Company.

Employees
---------

     As of March 12, 2001, the Company had 35 full time employees. In addition, the Company maintains continuing relationships with over 40 independent hosts, writers, and producers. The Company is not party to any collective bargaining agreements. The Company believes its relationship with its employees and independent contractors is good.

Item 2.  Description of Property
--------------------------------

         The Company leases approximately 6,500 square feet of office space in Portland, Oregon in which its corporate headquarters, programming and subsidiaries are located. The lease expires on March 31, 2003 and the annual base rent is approximately $88,000. The Company also has a small sales office in New York and Los Angeles.

     The Company anticipates that it may require expansion of its current facilities in the coming year. As a result, the Company has obtained an option to lease an additional 3,000 square feet of space in its current building.

Item 3.  Legal Proceedings
--------------------------

     From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. On January 27, 2000, a lawsuit was commenced in the state of Oregon (Multnomah County Circuit Court) by IBTEX, A.G., a Liberian Corporation, against Terry L. Neal, Graham H. Norris, Donovan C. Snyder and the Company alleging unlawful sale of a franchise and securities and fraud relating to certain settlement and license agreements between IBTEX, A.G. and ITEX Corporation in the amount of $2,000,000 and alleging the Company breached an oral contract to perform under a settlement agreement in the amount of $800,000. After the Company moved against the complaint, the court dismissed the lawsuit; however, on November 14, 2000, IBTEX, A.G. filed an amended complaint in the same court alleging essentially the same claims against the same parties as the January 27, 2000, complaint.

     The Company believes that the action is without merit and that it has substantial defenses to the claims. The Company intends to vigorously defend the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The Company's Common Stock has been quoted on the OTC Bulletin Board since January 23, 1998. Prior to that there was no market for the Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2000:


Calendar Year                     High Bid           Low Bid
-------------                     --------           -------

1999:
----

First quarter                            4            1 5/16
Second quarter                           3             1 3/4
Third quarter                        3 5/8             1 5/8
Fourth quarter                           3             1 3/8

2000:
----

First quarter                       3 7/32             1 3/8
Second quarter                       2 1/2            1 3/16
Third quarter                       2 7/16            1 7/16
Fourth quarter                      2 5/16             1 1/8


The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the National Quotation Bureau OTC Market Report. The Company estimates that as of March 12, 2001 there were approximately 1,300 holders of record of the Common Stock.

Dividends
---------

     The Company has never declared or paid a cash dividend on its common stock. The Company currently intends to retain all earnings to finance growth of the Company's business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. There are no restrictions on dividend payments other than restrictions imposed by applicable laws.

Unregistered Securities

     The following unregistered securities have been issued by the Company during the last three fiscal years:

                                               Name of Principal
                     Title and Amount of       Underwriter/
                 Securities Granted/Exercise   Underwriting
                     Price if Applicable       Discounts or      Name or Class of Persons      Consideration
  Date of Grant                                 Commissions      who Received Securities        Received
---------------- ----------------------------- ----------------- ----------------------------- ----------------
January 1998     600,000/Options to purchase   None/None         Employees and board members        $ -0-
                  Common Stock for $.60 per
                           share(1)
---------------- ----------------------------- ----------------- ----------------------------- ----------------
January 1998         60,750/Common Stock       None/None         Shares issued for hosting        $36,450*
                                                                 and producing services
---------------- ----------------------------- ----------------- ----------------------------- ----------------
January 1998         65,000/Common Stock       None/None         Shares issued for printing       $50,000*
                                                                 services
---------------- ----------------------------- ----------------- ----------------------------- ----------------
January 1998          3,000/Common Stock       None/None         Shares issued for                 $6,000*
                                                                 consulting services
---------------- ----------------------------- ----------------- ----------------------------- ----------------
January 1998          9,000/Common Stock       None/None         Shares issued for investor        $9,000*
                                                                 relation services
---------------- ----------------------------- ----------------- ----------------------------- ----------------
January 1998         20,260/Common Stock       None/None         Shares issued in exchange         $20,260
                                                                 for outstanding notes
---------------- ----------------------------- ----------------- ----------------------------- ----------------
January 1998         199,960/Common Stock      None/None         Shares issued in exchange         $99,980
                                                                 for outstanding notes
---------------- ----------------------------- ----------------- ----------------------------- ----------------
June 1998        520,000/Options to purchase   None/None         Employees and board members        $ -0-
                  Common Stock for $1.63 per
                         share(1)(2)
---------------- ----------------------------- ----------------- ----------------------------- ----------------
June 1998            34,000/Common Stock       None/None         Shares issued for hosting        $55,250*
                                                                 and writing services
---------------- ----------------------------- ----------------- ----------------------------- ----------------
July 1998            250,000/Common Stock      None/None         Private Placement                $500,000
---------------- ----------------------------- ----------------- ----------------------------- ----------------
July 1998            500,000/Common Stock      None/None         Private Placement               $1,500,000
---------------- ----------------------------- ----------------- ----------------------------- ----------------
July 1998            48,000/Common Stock       None/None         Shares issued for printing       $144,000*
                                                                 services
---------------- ----------------------------- ----------------- ----------------------------- ----------------
July 1998            12,700/Common Stock       None/None         Shares issued for hosting        $38,100*
                                                                 and producing services
---------------- ----------------------------- ----------------- ----------------------------- ----------------
July 1998            584,230/Common Stock      None/None         Warrants exercised               $584,230
---------------- ----------------------------- ----------------- ----------------------------- ----------------
July 1998           6,993,800/Common Stock     None/None         Shareholders                       $ -0-
---------------- ----------------------------- ----------------- ----------------------------- ----------------
January 1999     350,000/Options to purchase   None/None         Employees and board members        $ -0-
                  Common Stock for $3.10 per
                           share(1)
---------------- ----------------------------- ----------------- ----------------------------- ----------------
January 1999         350,000/Common Stock      None/None         Shareholders of Mtek            $1,267,000
                                                                 Technical Services, Inc.
---------------- ----------------------------- ----------------- ----------------------------- ----------------
January 1999         30,000/Common Stock       None/None         Options exercised                 $16,200
---------------- ----------------------------- ----------------- ----------------------------- ----------------
June 1999            10,100/Common Stock       None/None         Options exercised                 $7,700
---------------- ----------------------------- ----------------- ----------------------------- ----------------
July 1999            12,000/Common Stock       None/None         Options exercised                 $6,500
---------------- ----------------------------- ----------------- ----------------------------- ----------------
July 1999           1,267,493/Common Stock     None/None         Warrants exercised              $1,482,470
---------------- ----------------------------- ----------------- ----------------------------- ----------------




September 1999   621,500/Options to purchase   None/None         Employees and board members        $ -0-
                  Common Stock for $2.00 per
                           share(1)
---------------- ----------------------------- ----------------- ----------------------------- ----------------
April 2000           30,000/Common Stock       None/None         Options exercised                 $16,250
---------------- ----------------------------- ----------------- ----------------------------- ----------------
May 2000             30,000/Common Stock       None/None         Options exercised                 $16,250
---------------- ----------------------------- ----------------- ----------------------------- ----------------
June 2000            53,538/Common Stock       None/None         Options exercised                 $29,000
---------------- ----------------------------- ----------------- ----------------------------- ----------------
September 2000       40,000/Common Stock       None/None         Options exercised                 $21,650
---------------- ----------------------------- ----------------- ----------------------------- ----------------
October 2000          8,000/Common Stock       None/None         Options exercised                 $4,320
---------------- ----------------------------- ----------------- ----------------------------- ----------------

* Value of consideration estimated.

(1) The options vest and become exercisable in accordance with the Company's 1998 Stock Incentive Plan.

(2) Options granted do not reflect the three for one stock split effective July 31, 1998. The above unregistered securities were sold or granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act") under Section 4(2) of the Act and/or Regulation D promulgated under the Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Forward Looking Statements

         The information set forth below relating to matters that are not historical facts are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties which could cause actual results to differ materially from those contained in such forward looking statements. Such risks and uncertainties include, but are not limited to, the following:

o        A decline in national and regional advertising

o Preference by customers for other forms of advertising such as newspapers and magazines, outdoor advertising, network radio advertising, yellow page directories and point-of-sale advertising

o        Loss of executive management personnel

o Ability to maintain and establish new relations with radio stations to place its programs

o        Ability to predict public taste with respect to entertainment programs

Years Ended November 30, 2000 and 1999
--------------------------------------

      The following discussion should be read in conjunction with the audited financial statements for the years ended November 30, 2000 and 1999 and the related notes thereto.

      REVENUES. Total revenues for 2000 were $11.79 million compared to revenues of $3.62 million for 1999, representing an increase of $8.17 million, or 226%. This increase was principally due to the Company's acquisition of programming as well as sales representation contracts over the past year. The sales representation contracts enable the Company to sell advertising time on behalf of another program and keep a sales commission as a fee for this service. The Company also shifted its programming focus to long form programming to complement its current list of short form programs. Long form programming offers the Company significantly more commercial broadcast inventory available for sale. In addition, the Company has been able to charge higher spot rates for its commercial broadcast time due to the continued growth in the number and quality of the stations airing the Company's programs.

      DIRECT COSTS. Direct costs for 2000 and 1999 were $6.75 million and $2.05 million, respectively, representing an increase of $4.70 million, or 229%. The increase in direst costs in absolute dollars is partially due to a reclassification of certain items from amortization to direct costs. The 1999 figures for direct costs and amortization have been adjusted to maintain consistency. The increase in direct costs is primarily due to the increased production costs of long form programs as compared to short form programs. Long form programs are more expensive to produce due to the increased cost of delivering the program via satellite and the extra telephone charges incurred for caller driven programs. Short form programs are distributed on CD via the mail, a much less expensive form of distribution. The Company also increased the number of affiliate stations that it delivers programs to and increased the number of programs in production. The Company intends to continue increasing the number of affiliate stations and expanding the number of programs in production. Finally, the Company's wholly-owned subsidiary NBG Solutions, Inc. increased its production and integration of automated Kiosks in order to satisfy customer demand. As a percentage of revenues, direct costs were 57.3% and 56.7% for 2000 and 1999, respectively, representing an increase of 0.6%. As previously discussed, the cost of producing long form programs has led to an increase in the Company's direct costs. However, by eliminating programs that have been less profitable the Company was able to maintain virtually the same percentage of direct costs compared to revenues.

      GROSS MARGIN. Gross margin for 2000 was $5.04 million, an increase of $3.47 million, or 222%, over 1999 (after adjusting for the reclassification of certain items from amortization to direct costs in both 1999 and 2000). The increased operating income was principally due to increased advertising revenues resulting from the growth of the Company's current radio network, the Company focus on long form programs, and the acquisition of sales representation contracts from independent program suppliers. The Company's business plan focuses on long form programs, which generate more revenue than short form programs but are also more costly to produce. In order to achieve its mission, the Company eliminated less profitable programs and was able to maintain its gross margin percentage from year to year even though long form programs are more expensive to produce. Gross margin as a percentage of revenue in 2000 was 42.7% and was 43.3% in 1999.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense in 2000 was $4.22 million, representing an increase of $1.36 million, or 47.6% over 1999 (after adjusting for the reclassification of certain items from amortization to direct costs in both 1999 and 2000). By comparison, total revenues increased 226% for the same period. A portion of the increase in general and administrative expense resulted from a $0.84 million increase in wages and employee benefits in 2000 due to the larger staff needed to support the growth of the Company. As a percentage of total revenues, wages and employee benefits were 17.8% for 2000 and 33.4% for 1999. The Company is succeeding in its efforts to control expenses in this growth stage.

      The increase in general and administrative expense is also partially attributable to a $0.25 million increase in professional and consulting fees in 2000 as a result of being a public reporting company. The

Company increased its investor relations presence and increased its shareholder base, which led to an increase in legal and accounting fees.

      General and administrative expenses as compared to revenues were 35.8% for the twelve months ended November 30, 2000 and 79.1% for the same period in 1999. This reflects the Company's success at increasing revenue while controlling costs in this growth stage.

      INCOME TAXES. Due to loss carry-forwards, there was no provision for income taxes in 2000. Provision for income taxes for 1999 was not significant. As of November 30, 2000 the Company has $401,000 to offset future income tax liability.

      NET INCOME AND (LOSS) PER SHARE. Net income for 2000 was $826,000 or $.06 per diluted share as compared to a net loss for 1999 of $1.26 million or $(.11) per share (diluted). Net income for 2000 was primarily due to the following factors: (1) increased advertising rates from the growth and development of the Company's radio network; (2) increased revenue from the development and acquisition of more long form programs; (3) the acquisition of sales representation contracts for independent program suppliers; and (4) the Company's success at control costs as a percentage of revenue during this growth stage. The net loss for 1999 was principally due to reduced revenues as the Company transitioned from barter transactions to predominantly cash clients.

      Earnings per share, which includes the dilutive effects of options and warrants to purchase common stock, were based upon 14,617,459 and 11,446,483 weighted average shares outstanding on November 30, 2000 and 1999, respectively. The Company declared a 3-for-1 stock split in June of 1998 payable to all shareholders of record as of July 31, 1998.

Adjustments to previously issued quarterly reports on form 10Q-SB
-----------------------------------------------------------------

      As a result of the audit of the Company's consolidated financial statements as of November 30, 2000 and the year then ended, certain adjustments were identified which effect the amounts reported in previous Form 10Q-SB's filed by the Company during 2000. The adjustments principally involve the manner and timing in which the Company recognized and recorded expenses related to sales representation agreements which are reflected as direct costs in the consolidated income statements. Net income as previously reported, adjusted amounts, and restated net income are summarized in the following schedule:

                                                             For the Three Months Ended
                                              -----------------------------------------------------------
                                              February 28,                 May 31,          August 31,
                                              ---------------         -------------        -----------
                                                    2000                  2000                  2000
                                              ---------------         -------------        --------------

      Net income as previously reported       $      189,785          $  1,038,527           $   409,610
      Adjustment required                           (161,238)             (263,746)             (198,948)
                                              ---------------         -------------          ------------

      Net income as restated                  $       28,547          $    774,781           $   210,662
                                              ==============          ============           ===========

      Basic EPS, as reported                  $         0.02          $       0.09           $      0.04
                                              ==============          ============           ===========
      Basic EPS, restated                     $            -          $       0.06           $      0.02
                                              ==============          ============           ===========
      Diluted EPS                             $            -          $       0.05           $      0.01
                                              ==============          ============           ===========

Liquidity and Capital Resources
-------------------------------

      Historically, the Company has financed its liquidity requirements through cash flows generated from operations and financing activities. The Company's working capital at November 30, 2000 was $4.43 million compared to $3.00 million at November 30, 1999. The increase in working capital was primarily due to an increase in accounts receivable in connection with the growth in total revenues of the Company.

      In June 1998 the Company completed a private placement for 750,000 units of common stock at $0.67 per unit (after giving effect to the 3-for-1 stock split decreased in June of 1998, payable to all shareholders or record as of July 31, 1998). Each unit consisted of one share of common stock and one warrant to purchase one additional share of Common Stock, exercisable immediately. The warrants were exercisable for $0.75 from June 1998 to January 31, 2000. The warrants then become exercisable for $0.83 after February 1, 2000 and expire on July 31, 2001. The Company received proceeds of $500,000 from the private placement.

      In July 1998 the Company completed a second private placement of 500,000 units at $3.00 per unit. Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock, exercisable immediately. The warrants were exercisable at $3.50 and expired on July 31, 1999. The Company received proceeds of $1,500,000 from the private placement.

      The Company has no long-term debt. Currently the Company has a line of credit of up to $500,000 from Western Bank, which is secured by accounts receivable, inventory, equipment, and intangibles. The line of credit is to be paid back on July 31, 2001 at an interest rate of prime plus one-half percent. As of November 30, 2000 the Company had advances of $400,000 on the line of credit.

      Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through November 30, 2001. The Company's management further believes it has sufficient liquidity to implement its expansion and acquisition strategies.

Item 7.  Financial statements










                             NBG RADIO NETWORK, INC.
                                   ----------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

                           NOVEMBER 30, 2000 AND 1999




CONTENTS
--------------------------------------------------------------------------------


                                                                    PAGE

INDEPENDENT AUDITOR'S REPORT                                         F-1


                  CONSOLIDATED FINANCIAL STATEMENTS
    Balance sheets                                             F-2 - F-3
    Statements of operations                                   F-4 - F-5
    Statements of stockholders' equity                               F-6
    Statements of cash flows                                   F-7 - F-8
    Notes to consolidated financial statements                 F-9 - F-21

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
NBG Radio Network, Inc.

We have audited the accompanying consolidated balance sheets of NBG Radio Network, Inc. and Subsidiary as of November 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Moss Adams, LLP
Portland, Oregon
March 14, 2001

                                                         NBG RADIO NETWORK, INC.
                                                     CONSOLIDATED BALANCE SHEETS



                                            ASSETS

                                                                                              November 30,
                                                                                        2000             1999
                                                                                    ------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                                                       $    854,623     $    892,092
    Marketable equity securities, at fair value                                                -          468,750
    Receivables:
        Accounts receivable, net of allowance for doubtful
           accounts of $60,000 and $1,200 in 2000 and
           1999, respectively                                                          3,913,699        2,121,207
        Unbilled receivables                                                             195,739                -
        Note receivable                                                                  167,200                -
        Related-party receivables                                                         82,242           47,462
        Barter exchange receivables                                                       81,881          148,136
    Sales representation contract agreements, net of
        accumulated amortization                                                       3,190,003        1,155,689
    Prepaid expenses and other current assets                                            127,558           30,278
                                                                                    ------------     ------------

           Total current assets                                                        8,612,945        4,863,614
                                                                                    ------------     ------------





PROPERTY AND EQUIPMENT, net of accumulated
    depreciation and amortization                                                        188,896          202,713





INTANGIBLE ASSETS, net of amortization                                                 1,253,930        1,634,897
                                                                                    ------------     ------------

TOTAL ASSETS                                                                        $ 10,055,771     $  6,701,224
                                                                                    ============     ============



See accompanying notes.
                                       F-2








                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              November 30,
                                                                                         2000            1999
                                                                                    ------------     ------------

CURRENT LIABILITIES
    Line of credit                                                                  $    400,000     $           -
    Accounts payable                                                                     581,130           179,650
    Accrued liabilities                                                                  163,912            31,615
    Deferred programming revenue                                                               -           500,000
    Sales representation agreement liabilities                                         3,039,727         1,155,689
                                                                                    ------------     -------------

           Total current liabilities                                                   4,184,769         1,866,954
                                                                                    ------------     -------------



COMMITMENTS AND CONTINGENCIES (Note 9)





STOCKHOLDERS' EQUITY
    Common stock, $.001 par value; 20,000,000 shares
         authorized; 12,321,831 and 12,160,293 shares
         issued and outstanding at November 30, 2000 and
         1999, respectively                                                               12,322           12,160
    Additional paid-in capital                                                         6,795,719        6,708,411
    Retained deficit                                                                    (922,926)      (1,749,038)
    Stock subscription receivable                                                        (14,113)        (106,013)
    Accumulated other comprehensive income, net of tax                                         -          (31,250)
                                                                                    ------------     ------------

           Total stockholders' equity                                                  5,871,002        4,834,270
                                                                                    ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                                          $ 10,055,771     $  6,701,224
                                                                                    ============     ============






See accompanying notes.
                                       F-3

                                                         NBG RADIO NETWORK, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years Ended November 30,
                                                                  2000              1999
                                                              -----------       -----------
REVENUES                                                      $11,785,831       $ 3,616,026

DIRECT COSTS                                                    6,749,179         2,049,621
                                                              -----------       -----------

           Gross margin                                         5,036,652         1,566,405
                                                              -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSES
    Wages and employee benefits                                 2,069,018         1,215,402
    Consulting and professional                                   563,991           310,902
    Depreciation and amortization                                 434,293           373,124
    Travel and entertainment                                      237,954           196,729
    Bad debt expense                                              180,774            90,134
    Postage and printing                                          159,633           185,981
    Rent                                                          130,189            99,804
    Telephone                                                     106,754            50,946
    Advertising                                                    83,156           130,555
    Office supplies                                                65,521            80,785
    Other expenses                                                189,118           125,179
                                                            -------------     -------------

           Total general and administrative expenses            4,220,401         2,859,541
                                                            -------------     -------------

           Operating profit (loss)                                816,251        (1,293,136)
                                                            -------------     -------------

OTHER INCOME (EXPENSE)
    Interest income                                                17,722            24,137
    Interest expense                                               (7,861)           (5,065)
                                                            -------------     -------------

           Total other income (expense)                             9,861            19,072
                                                            -------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES                                 826,112        (1,274,064)

INCOME TAX BENEFIT                                                      -             9,789
                                                            -------------     -------------




See accompanying notes.
                                       F-4



                                                                 Years Ended November 30,
                                                                  2000              1999
                                                              -----------       -----------

NET INCOME (LOSS)                                             $   826,112       $(1,264,275)

OTHER COMPREHENSIVE INCOME:
    Unrealized gains (losses) on marketable equity
        securities, net of income tax                              31,250           (31,250)
                                                              -----------       -----------

Comprehensive income (loss)                                   $   857,362       $(1,295,525)
                                                              ===========       ===========

Basic income (loss) per share of common stock                 $      0.07       $     (0.11)
                                                              ===========       ===========

Diluted income (loss) per share of common stock               $      0.06       $     (0.11)
                                                              ===========       ===========

Weighted average number of shares outstanding, basic           12,230,665        11,446,483
                                                              ===========       ===========

Weighted average number of shares outstanding, diluted         14,617,459        11,446,483
                                                              ===========       ===========













See accompanying notes.
                                       F-4

                                                         NBG RADIO NETWORK, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                      Stock         Other
                                                        Additional      Retained   Subscription  Comprehen-
                                      Common Stock        Paid-In       Deficit    Receivable       sive            Total
                                                          Capital                                  Income
                                 ---------------------  -----------  ------------  ------------  ------------     -----------
                                   Shares     Amount
                                 ----------  ---------
BALANCE, November 30, 1998       10,490,700  $  10,490  $ 3,930,211  $  (484,763)  $ (180,757)            -        $3,275,181


Issuance of common shares for
  business acquisition              350,000        350    1,266,650            -            -             -         1,267,000
Exercise of options and           1,319,593      1,320    1,511,550            -            -             -
  warrants                                                                                                          1,512,870
Services provided for payment
  of subscribed shares                    -          -            -            -       74,744             -            74,774
Net loss for the year                     -          -            -   (1,264,275)           -             -        (1,264,275)
Change in unrealized loss on
  marketable securities                   -          -            -            -            -       (31,250)          (31,250)

BALANCE, November 30, 1999       12,160,293     12,160    6,708,411  (1,749,038)     (106,013)      (31,250)        4,834,270

Exercise of options                 161,538        162       87,308            -            -             -            87,470
Services provided for payment
  of subscribed shares                    -          -            -            -       91,900             -            91,900
Net income for the year                   -          -            -      826,112            -             -           826,112
Change in unrealized loss on
  marketable securities                   -          -            -            -            -        31,250            31,250

                                 ----------  ---------  -----------  ------------  ------------  ------------     -----------

Balance November 30, 2000        12,321,831  $  12,322  $ 6,795,719  $  (922,926)  $  (14,113)            -       $ 5,871,002
                                 ==========  =========  ===========  ============  ============  ============     ===========


NBG RADIO NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended November 30,
                                                                                        2000             1999
                                                                                    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                               $    826,112     $  (1,264,275)

    Adjustments to reconcile net income (loss) to net
          cash from operating activities:
        Sales representation contract agreement amortization                           1,618,681           437,437
        Depreciation and amortization                                                    434,293           373,124
        Bad debt expense                                                                 180,774            90,134
        Services provided in payment of subscribed shares                                 91,900            74,744
        Deferred tax liability                                                                 -            (9,789)

    Changes in assets and liabilities:
        Barter exchange receivables                                                       66,255            93,542
        Accounts receivable                                                           (2,169,005)         (969,136)
        Prepaid expenses and other current assets                                        (97,280)          (27,028)
        Accounts payable                                                                 401,480           (73,748)
        Accrued liabilities                                                              132,297           (36,271)
        Payments on programming contract liabilities                                  (1,768,957)         (437,437)
                                                                                    -------------    -------------

               Net cash from operating activities                                       (283,450)       (1,748,703)
                                                                                    ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash paid for investment in subsidiary                                                  -          (99,800)
    Related-party receivables                                                            (34,780)          (33,000)
    Note receivable                                                                     (167,200)                -
    Acquisition of property and equipment                                                (39,509)         (109,693)
                                                                                    ------------     -------------

               Net cash from investing activities                                       (241,489)         (242,493)
                                                                                    ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net advances on line of credit                                                       400,000                 -
    Proceeds from stock options exercised and issuance of
        common stock                                                                      87,470         1,512,870
    Payments on long-term debt                                                                 -          (485,248)
                                                                                    ------------     -------------

               Net cash from financing activities                                        487,470         1,027,622
                                                                                    ------------     -------------




                                                               NBG RADIO NETWORK
                                                        STATEMENTS OF CASH FLOWS


                                                                                       Years Ended November 30,
                                                                                        2000             1999
                                                                                    ------------     -------------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                                                     $    (37,469)    $    (963,574)

CASH AND CASH EQUIVALENTS, beginning of year                                             892,092         1,855,666
                                                                                    ------------     -------------

CASH AND CASH EQUIVALENTS, end of year                                              $    854,623     $     892,092
                                                                                    ============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION
    Cash paid for interest                                                          $      7,861    $       27,480
                                                                                    ============    ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH
        INVESTING AND FINANCING ACTIVITIES
    Acquisition (disposition) of marketable equity securities
        for future services                                                         $   (500,000)   $      500,000
                                                                                    ============    ==============
    Capitalization of sales representation contract agree-
        ments and recognition of related liabilities                                $  3,652,995    $    1,593,126
                                                                                    ============    ==============

    Acquisition of certain M-Tek Technical Services, Inc.
           assets less liabilities assumed:
        Assets purchased:
           Accounts receivable                                                                      $       66,875
           Covenant-not-to-compete                                                                         721,093
           Goodwill                                                                                        656,027
                                                                                                    --------------

        Less liabilities assumed                                                                           (77,195)
                                                                                                    --------------

        Net assets purchased                                                                             1,366,800
        Issuance of common stock                                                                         1,267,000
                                                                                                    --------------

               Net cash paid                                                                        $       99,800
                                                                                                    ==============








See accompanying notes.
                                       F-8

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 1       - ORGANIZATION AND BUSINESS ACTIVITY

         NBG Radio Network, Inc. (the Company) was organized under the laws of the state of Nevada on March 27, 1996, with the name of Nostalgia Broadcasting Corporation. In January 1998, stockholders approved the Company's name change to NBG Radio Network, Inc. The Company creates, produces, distributes and is a sales representative for national radio programs, and offers other miscellaneous services to the radio industry. The Company offers radio programs to the industry in exchange for commercial broadcast time, which the Company sells to national advertisers.

         In January 1999, NBG Radio Network, Inc. completed the acquisition of M-Tek Technical Services, Inc. (see Note 3), which became NBG Solutions, Inc., a wholly-owned subsidiary of the Company involved in providing design, installation, and support for interactive kiosks and card-based customer loyalty programs. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

         Substantially all operations of the Company and its subsidiary are conducted from the Company's headquarters in Portland, Oregon. The Company's customers are located throughout the United States. However, five customers accounted for $10,854,162 or approximately 92% of revenues for the year ended November 30, 2000, and $3,402,618 or approximately 86% of accounts receivable as of November 30, 2000. Similarly, five customers accounted for $2,726,845 or 75% of revenues for the year ended November 30, 1999, and $1,561,250 or 73% of accounts receivable as of November 30, 1999.


NOTE 2       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Management's estimates and assumptions - Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the consolidated financial statements.

         Cash and cash equivalents - The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

NOTE 2       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

         Concentrations of credit risk - Financial instruments which potentially subject the Company to credit risk consist principally of cash deposits and accounts receivable. The maximum loss that would have resulted from the excess of deposit balances over the amounts that would have been covered by federal deposit insurance coverage totaled $508,253 and $488,874 at November 30, 2000 and 1999, respectively. Management believes the allowance for doubtful accounts is sufficient to absorb credit risk associated with outstanding receivable balances as of November 30, 2000 and 1999.

         Marketable securities - The Company classifies its marketable securities as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses are included in the statements of operations. Any unrealized holding gains or losses are included in the balance sheets as a separate component of stockholders' equity.

         At November 30, 1999, the Company held an investment of 500,000 shares in Kinesys Pharmaceuticals, Inc. (Kinesys), with a cost of $500,000 and a fair value of $468,750. The Company acquired the shares in exchange for an equivalent value in advertising services to be provided during 2000. During 2000, the agreement was terminated, no services were provided, and the 500,000 shares were returned to Kinesys.

         Barter exchange receivables (payables) - The Company holds barter exchange accounts with ITEX Corporation and Illinois Trade Association; enterprises specializing in the development and maintenance of a barter network for its participating members. The Company also holds limited occupancy rights for available rooms at vacation and resort hotels for which it provides advertising services in exchange. Revenues and expenses from these barter exchange transactions are recognized when services are received or provided. Receivables are recognized at fair value when services are provided before exchange merchandise or services are received or used. Liabilities are recognized when exchange merchandise or services are received or used before services are provided.

         Sales representation contract costs - The Company capitalizes the costs associated with certain noncancellable sales representation contract agreements when all of the following conditions have been met: (a) the cost of the agreement to represent a network program is known or reasonably determinable;
(b) the program material has been accepted by the Company, in accordance with the agreement; and, (c) the program is available for broadcast. Other sales representation agreements entered into by the Company that require payments contingent upon the delivery of network programming by a third-party are generally not capitalized. Capitalized sales representation agreement costs are being amortized by the straight-line method over the lives of related contract agreements, which extend from 12 to 36 months. All capitalized amounts

NOTE 2       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

are recorded as current assets since related sales representation services are deemed to be fulfilled within the Company's current operating cycle. For the years ended November 30, 2000 and 1999, the Company recognized, in the statements of operations as direct costs, $1,618,681 and $437,437 in expenses related to capitalized sales representation contract costs (see Note 5).

         Property and equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from seven to ten years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. Depreciation and amortization expenses for the years ending November 30, 2000 and 1999, were $53,326 and $43,151, respectively.

         Intangible assets - Intangible assets are comprised of purchased goodwill and covenants not-to-compete. Purchased goodwill represents the excess of cost over the fair value of net assets acquired by the Company from business acquisitions in 1996 and 1999 (see Note 3). Goodwill is being amortized over a ten-year period using the straight-line method. Covenants not-to-compete are being amortized over the three-year life of related agreements. For the years ending November 30, 2000 and 1999, the Company recognized expenses resulting from the amortization of intangible assets of $380,967 and $329,973, respectively.

         Revenue recognition - The Company recognizes revenue from the sale of advertising, music, and radio programs when the buyer has made an unconditional commitment to secure air time through the Company's national network and the Company has fulfilled its commitment to provide radio advertising during the secured time. Revenues recognized from the design, installation, and support for interactive kiosks produced through NBG Solutions, Inc. are recognized when the product is delivered or services performed.

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

         Marketing and advertising costs - All costs relating to marketing and advertising are expensed in the year incurred. Amounts expensed for the years ended November 30, 2000 and 1999, were $83,156 and $130,555, respectively.

NOTE 2       - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

         Stock option plan - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock-based incentive plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value at grant date for awards under the plan consistent with methodology prescribed under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," additional compensation expense would have been recognized as described in Note 10.

         Income (loss) per share of common stock - Basic income (loss) per share of common stock is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Certain stock option grants were excluded from the diluted loss per share computation, as their effect would be antidilutive.

         Reclassification - Certain 1999 amounts have been reclassified for consistency with the current year presentation.


NOTE 3       - ACQUISITION OF M-TEK TECHNICAL SERVICES, INC.

         On January 25, 1999, the Company completed its acquisition of M-Tek Technical Services, Inc. (M-Tek Technical), a kiosk integration company providing customized technical solutions, bar coding, and alternative distribution channels for its customers. In the acquisition, the Company acquired assets and assumed certain liabilities of M-Tek Technical for $1,366,800. The acquisition was completed through payment of $99,800 in cash, and distribution of 350,000 shares in Company common stock valued at $1,267,000 or $3.62 per share. In addition, management of M-Tek Technical was provided with options to purchase 350,000 shares of common stock in the Company for $3.10 per share. The underlying options will expire November 30, 2001, if not excercised earlier.

NOTE 3       - ACQUISITION OF M-TEK TECHNICAL SERVICES, INC. - (continued)

         The acquisition was accounted for as a purchase. Accordingly, the excess of the fair value of assets acquired over liabilities assumed was recognized as goodwill, and is being amortized over its expected useful life of ten years. M-Tek Technical's operations were not significant prior to the date of its acquisition. The following summarizes the fair value of the assets acquired and liabilities assumed in the Company's purchase of M-Tek Technical.

       Assets acquired:
           Accounts receivable                           $       66,875
           Covenant not-to-compete                              721,093
           Goodwill                                             656,027
       Liabilities assumed                                      (77,195)
                                                         --------------

               Net assets acquired                       $    1,366,800
                                                         ===============



NOTE 4       - BARTER EXCHANGE RECEIVABLES

         As of November 30, 2000 and 1999, barter exchange receivables consisted of the following:

                                                             2000             1999
                                                        -------------   --------------

        Resort room occupancy rights exchanged for
           advertising services                         $     96,696    $      132,556
        Barter exchange transaction account balances         (14,815)           15,580
                                                        ------------    --------------

                                                        $     81,881    $      148,136
                                                        ============    ==============



NOTE 5       - SALES REPRESENTATION AGREEMENTS

         During 1999 and 2000, the Company entered into several noncancellable contractual agreements with third parties through which it became the exclusive representative for advertising sales involving nationally syndicated talk-radio programs. Each of the agreements, which extend from 12 to 36 months, either provides for monthly payments to the program producer, or minimum monthly payments to the program producer plus the sharing of revenues that exceed established, aggregate monthly payment amounts. Under these sales representation agreements, the Company made aggregate payments to the program producers of $1,768,957,

NOTE 5       - SALES REPRESENTATION AGREEMENTS - (continued)

and $437,437 for the years ended November 30, 2000 and 1999, respectively. During 1999 and 2000, the Company did not meet the levels of revenues from advertising sales that require revenue sharing and, therefore, did not make any revenue sharing payments, which range from 50% to 75% of revenues or gross receipts as defined.

         Subsequent to November 30, 2000, the Company entered into additional noncancellable sales representation contracts with substantially similar terms and conditions as all prior noncancellable contracts. As a result of entering into these contracts, the Company recognized additional capitalized assets and contract liabilities of $288,000 subsequent to year-end.

         In addition to the noncancellable contracts described above, the Company has also entered into other sales representation agreements with third-party producers of radio network programming and related services. Since the Company's performance and obligations under these agreements are contingent upon the delivery of network programming or related services by a third-party, costs for these contract agreements have not been capitalized. For the year ended November 30, 2000, expenses recognized pursuant to these sales representation agreements were $2,063,086. However, cash payments to the third-party producers are made up to as much as 105 days following the broadcast month of underlying programs.

         The following table summarizes, as of November 30, 2000, the Company's minimum annual cash payments due to third-party program producers pursuant to its sales representation agreements and contracts. The schedule does not include any amounts that may become payable in accordance with revenue sharing arrangements contained in the agreements or payments on agreements which are strictly based on the sharing of a percentage of revenues.

                                                              Total Sales
                                                            Representation
                        Capitalized            Other          Agreement
                          Contracts           Contracts       Payments
                        -------------      ------------     ------------

        2001           $  2,332,500        $  2,339,058     $  4,671,558
        2002                117,163             450,000          567,163
        2003                  8,333             262,500          270,833
                       ------------        ------------     ------------

                       $  2,457,996        $  3,051,558     $  5,509,554
                       ============        ============     ============

NOTE 6       - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at November 30, 2000 and 1999:

                                                                    2000            1999
                                                             --------------   ---------------

        Office equipment                                     $      19,151    $       19,151
        Studio equipment                                           221,393           196,479
        Office furniture                                            98,483            83,888
        Leasehold improvements                                      11,310            11,310
                                                             -------------    --------------

                                                                   350,337           310,828
        Less accumulated depreciation and amortization            (161,441)         (108,115)
                                                             -------------    --------------

                                                             $     188,896    $      202,713
                                                             =============    ==============

NOTE 7   -   REVOLVING LINE OF CREDIT

         The Company has a revolving line of credit with a financial institution for $500,000. Outstanding borrowings of $400,000 at November 30, 2000, are secured by substantially all assets of the Company. The line of credit expires on July 15, 2001, and carries interest at the bank's prime lending rate plus
 .50% (10.00% at November 30, 2000).


NOTE 8       - INCOME TAXES

         The income tax benefit consisted of the following for the years ended November 30, 2000 and 1999:

                                                      2000             1999
                                               --------------    --------------

        Current                                $           -    $            -
        Deferred tax benefit (expense)              (228,218)          411,519
        Change in valuation allowance                228,218          (401,730)
                                               -------------    --------------

        Total income tax benefit               $           -    $        9,789
                                               =============    ==============

NOTE 8       - INCOME TAXES - (continued)

         Deferred tax assets (liabilities) are comprised of the following at November 30, 2000 and 1999:

                                                              2000            1999
                                                         -------------   --------------

        Deferred tax assets:
           Allowance for doubtful accounts               $     22,649    $          408
           Net operating loss carryforward                    129,193           478,481
           Contribution carryforward                            5,327             4,764
           Amortization of goodwill                            58,112            31,974
           Amortization of covenant not-to-compete            133,073            54,481
                                                         ------------    --------------

                                                              348,354           570,108

        Deferred tax liabilities:
           Depreciation differences between                   (16,406)           (9,942)

        Valuation allowance                                  (331,948)         (560,166)
                                                         ------------    --------------

               Net deferred tax asset                    $          -    $            -
                                                         ============    ==============

         The Company has net operating loss and contribution carryforwards of approximately $401,000 available to offset future income tax liabilities. These carryforwards will expire over various periods beginning in 2017 if not utilized earlier to offset taxable income.

         Management of the Company has provided a valuation allowance to offset existing deferred tax assets as of November 30, 2000 and 1999. The valuation allowance is provided because it is uncertain, based on historical operating results, if the carryforwards will be utilized prior to their expiration.

NOTE 9       - COMMITMENTS AND CONTINGENCIES

         Lease commitments - The Company rents its office space and certain office equipment under operating lease agreements. The following summarizes the Company's lease commitments for succeeding years:

         Years ending November 30, 2001              $   89,242
                                   2002                  93,575
                                   2003                  34,510
                                   2004                   4,788
                                   2005                   2,793
                                                     ----------

                                                     $  224,908

         Rental expense was $130,188 in 2000 and $99,804 in 1999.

         Employment Agreements - The Company has entered into various employment agreements with its executive officers and key employees. Under the agreements, employees are entitled to annual salary increases and all customary benefits established by the Company. The employment agreement with the Company's president also provides that in the event he is terminated or resigns following a "change in control" (as defined in the employment agreement), the Company will pay him an amount equal to three times his base salary, currently $122,000, at the time of his termination or resignation. Employment agreements with the executive vice president, chief financial officer, and vice president of operations have similar "change in control" provisions, requiring a payment to each equal to all or a portion of their annual compensation package currently approximately $265,000 in the aggregate. The chief executive and the chief technology officers of NBG Solutions, Inc. (Solutions), each have employment contracts through November 30, 2002, which provide for annual base salaries of $120,000.

             Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the financial condition of the Company.


NOTE 10      - STOCKHOLDER TRANSACTIONS

         Private placement offerings - In July 1998, the Company raised $2,000,000 through two private placement transactions. In the first transaction, the Company raised $500,000 through the issuance of 250,000 common shares at $2 per share. In the second private placement, the Company raised $1,500,000 with the issuance of 500,000 common shares at $3 per share.

         Stock warrants - Attached to each share purchased through the 1998 private placement offerings were warrants providing the right to acquire one additional share for each share purchased in the private placement. The remaining warrants outstanding will expire in July 2001. All warrants became exercisable upon issuance.

         The following summarizes stockholder warrant transactions in 2000 and 1999:

                                                                                     Price
                                                                                      Per
                                                           Shares                    Share
                                                     -------------------      -------------------

        Warrants outstanding, November 30, 1998           2,250,000                 0.75 - 1.17

        Warrants granted in 1999                                  -            $           -
        Warrants exercised in 1999                       (1,267,493)           $        1.17
        Warrants expired in 1999                           (232,507)           $        1.17
                                                     -------------------

                                                            750,000            $        0.83

        Warrants granted in 2000                                  -            $           -
        Warrants exercised in 2000                                -            $           -
        Warrants expired in 2000                                  -            $           -
                                                     -------------------

        Warrants outstanding, November 30, 2000             750,000            $        0.83
                                                     ===================

         Stock option plan - The Company has adopted a 1998 Stock Incentive Plan for employees, officers, and directors of the Company. The plan provides for the issuance of qualified and nonqualified options for up to 3,000,000 shares of common stock of the Company. Grants of stock options under the plan are approved by the Company's Board of Directors, which also determines the exercise price, vesting requirements, and term for exercise of all options.

         The following table summarizes stock option transactions in 2000 and 1999:

                                                                                                Weighted
                                                                                                 Average
                                                                                                 Option
                                                                        Shares                    Price
                                                                  -------------------      -------------------
        Stock options outstanding, November 30, 1998                   1,560,000            $         0.54

        Stock options granted in 1999:
           Issued to owners and management of M-Tek
               Technical Services, Inc.                                  350,000            $         3.13
           Issued to employees, officers, and directors                  621,500            $         2.00
        Stock options exercised in 1999                                  (52,100)           $         0.58
        Stock options expired in 1999                                     (3,000)           $         0.54
                                                                  -------------------

        Stock options outstanding and exercisable,
           November 30, 1999                                           2,476,400            $         1.27

        Stock options granted in 2000                                          -            $            -
        Stock options exercised in 2000                                 (161,538)           $         0.54
        Stock options forfeited and expired in 2000                      (61,962)           $         1.07
                                                                  -------------------

        Stock options outstanding and exercisable,
           November 30, 2000                                           2,252,900            $         1.32
                                                                  ===================

         The fair value of each option granted during 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) no dividend yield; (2) expected volatility of 122.33%; (3) risk-free rate of 6.55%; and, (4) expected life of three years. The weighted-average grant-date fair value was $0.94 for options granted in 1999. For options outstanding at November 30, 2000, the range of exercise prices was $0.54 - $3.10, and the average remaining contractual life was approximately 12 months.

         Had compensation cost for the Company's 1999 grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss, and net loss per common share for November 30, 1999, would approximate the following pro forma amounts. No stock options were granted in 2000.

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996, and additional awards in future years are anticipated.

                                                                                     1999
                                                                  --------------------------------------------
                                                                       As Reported           Pro Forma
                                                                  --------------------------------------------

        Net loss                                                   $    (1,264,275)     $     (2,181,403)
        Basic and diluted loss per common share                    $         (0.11)     $          (0.19)


NOTE 11      - EMPLOYEE BENEFIT PLAN

         The Company maintains a SARSEP savings plan for its employees. Under this plan, employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company currently has no policy to match employee contributions.


NOTE 12      - SEGMENT INFORMATION

         Based on the criteria established by Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments. In accordance with SFAS No. 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions.

         The Company's two reportable segments based on products and services are the radio advertising and interactive kiosk segments. The products and services offered by each segment are further discussed in Note 1. Substantially all depreciation and amortization is related to the radio advertising segment. With the exception of wages and salary expense, the Company does not allocate any operating costs to the interactive kiosks segment, as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these other operating expenses is material in evaluating the segment's performance. Information from internal management reports may differ from the amounts reported under generally accepted accounting principles

         Summarized information by segment for 2000 and 1999, as excerpted from internal management reports, is as follows:

                                              2000               1999
                                         -------------      --------------

        Revenues:
           Radio advertising              $11,152,185        $ 3,242,967
           Interactive kiosks                 633,646            373,059
                                         -------------      --------------

               Total                     $11,785,831         $  3,616,026
                                         =============      ==============

        Net income (loss):
           Radio advertising             $  1,092,324        $   (788,173)
           Interactive kiosks                (266,212)           (476,102)
                                         -------------      --------------

               Total                     $    826,112        $ (1,264,275)
                                         =============      ==============

        Assets:
           Radio advertising             $  8,446,577        $  4,803,080
           Interactive kiosks               1,609,194           1,898,144
                                         -------------      --------------

               Total                      $10,055,771        $  6,701,224
                                         =============      ==============

Item 8. Changes in and Disagreements with Accountants on Accounting and ------------------------------------------------------------------------x
Financial Disclosure
--------------------

NONE.
                                    PART III

Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
---------------------------------------------------------------------------
Compliance  with Section 16(a) of the  Exchange Act
---------------------------------------------------

      Set forth below is certain information concerning each person who served as an executive officer during the year ended November 30, 2000 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

Directors

Name                       Position                               Age

John A. Holmes, III        President, Chief Executive Officer,    30
                               and Chairman of the Board
Peter Jacobsen             Director                               47
Dick Versace               Director                               46
Steven R. Sears            Director                               34
Christopher J. Miller      Director                               42

      The Directors are elected annually at the annual shareholders meeting and serve until re-elected at the next annual shareholders meeting. All of the Directors were elected to office on May 16, 2000.

      John A. Holmes, age 30, has been President, CEO, and Chairman of the Board since January 30, 1998. Prior to that, Mr. Holmes served as the General Manager of the Company since its inception in March of 1996. Before joining the Company, Mr. Holmes worked in radio syndication with IMS from August 1993 until May 1996. Previously, he worked for KMOV-CBS TV as a sports producer from January 1991 through May 1993. From June, 1990 until December of 1990, Mr. Holmes worked for Radio Personalities, Inc. where he was Executive Producer for short form radio programs - "Offsides with Dan Dierdorf" and "Talkin' Roundball with Dick Vitale."

      Peter Jacobsen, age 47, has been a director with the Company since January 30, 1998. He is currently the host of one of the Company's short form features, "Teein' It Up with Peter Jacobsen." Mr. Jacobsen, a member of the PGA Tour, has multiple PGA Tour wins and has participated on two Ryder Cup teams. He has also been an on course commentator for ABC and ESPN.

      Dick Versace, age 46, has been a director with the Company since 1997. Mr. Versace is currently the President and Director of Operations for the Vancouver Grizzlies of the National Basketball Association (NBA). Mr. Versace has coached basketball at all levels, high school, college, and the NBA. Most recently he coached in the NBA with the Milwaukee Bucks. Prior to taking the position with the Bucks, Mr. Versace was a television studio host and color analyst for TNT on the Turner Broadcasting Network.

      Steven R. Sears, age 34, has been a director of the Company since January 30, 1998. He is originally from Long Beach, California where he was President of the family owned construction business, Sears Roofing Service, Inc. He also served as Vice President for Robert Kerr & Associates, a real estate construction company in Portland, Oregon.

      Christopher J. Miller, age 42, has been a director of the Company since January 27, 1999. Mr. Miller is also the CEO of NBG Solutions. Prior to joining the Company, Mr. Miller worked for US Bank in Portland, Oregon as Vice President and manager of its West Region Client Services Group and Institutional Financial Services. While at US Bank, Mr. Miller also worked as Senior Project Manager of Institutional Financial Services and the Project Manager and Consultant for US Bank Trust Division. Prior to working for US Bank, Mr. Miller worked for Bank of America as Vice President and Regional Manager of Global Securities Services. While at Bank of America, Mr. Miller also worked as Vice President and Manager of Southern California Institutional Client Administration and Global Securities Services.

Executive Officers
------------------

      The names and business backgrounds of Executive Officers of the Company who are not Directors of the Company are:

Name                  Position                                     Age

John J. Brumfield     Chief Financial Officer and Secretary        33
Oliver J. Holmes      Vice President/Operations                    28
Dean R. Gavoni                 Executive Vice President            30
David J. Thibeau      Chief Technology Officer, NBG Solutions      41

      John J. Brumfield, age 33, has been CFO since January 30, 1998. From December 1996 to January 1998, he was the Controller for the Company. From February 1996 to September 1996, he was a staff accountant for ITEX Corporation. From September of 1994 until February 1996, Mr. Brumfield was a professional golfer. Prior to that, he worked for the public accounting firm of Bogumil, Holzgang & Associates as a staff accountant from July 1991 to September 1994.

      Oliver J. Holmes, age 28, has been Vice President of Operations since February 22, 2001. Prior to that time Mr. Holmes was Vice President of Affiliate Relations for the Company since January 30, 1998. Mr. Holmes has been manager of the Affiliate Relations department since July 1996. Prior to working for the Company, Mr. Holmes managed Underwater Safari's dive shop in the Virgin Islands. Prior to that, he worked in affiliate relations for Radio Personalities, Inc., an independent radio syndicator.

      Dean R. Gavoni, age 30, has been Executive Vice President of the Company since June 7, 2000. Prior to that Mr. Gavoni was Vice President of Sales for the Company since January 30, 1998. Mr. Gavoni has been the national sales manager since July 1996. Prior to working for the Company, Mr. Gavoni worked in radio syndication with IMS. Before that, he worked in marketing and sales for Anheiser-Busch and on many political campaigns in the state of Illinois.

      David J. Thibeau, age 41, has been Chief Technology Officer of NBG Solutions since January 1999. From 1981 to 1997, Mr. Thibeau worked for Sunmark Data, Inc., a Forms Distributor located in Portland, Oregon. Mr. Thibeau was primarily engaged in sales and marketing management until September 1997. In September 1997, he left Sunmark to work for Mtek Technical Services, Inc., a systems integration firm located in Lake Oswego, Oregon that installed integrated Kiosks, Inventory Control Systems and Automated Labeling Systems. MTek Technical, Inc. was acquired by NBG Solutions in January 1999.

Family Relationships

      John A. Holmes, III, President and CEO is the older brother of the Vice President of Operations, Oliver J. Holmes. Emily Holmes, spouse of President and CEO John Holmes, also works for the Company.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16 of the Securities Exchange Act of 1934, the Company's executive officers, Directors and persons who own more than ten percent of the Company's common stock, are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities. Based solely on written representations made to the Company and the Company's review of Forms 3, 4, and 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act, the Company believes all required Forms 3, 4 and 5 were filed on time.

Item 10.  Executive Compensation

         The following table sets forth all cash compensation, including bonuses and deferred compensation, paid for the years ended November 30, 2000, 1999, and 1998 by the Company to its President and Chief Executive Officer and all other executive officers with and annual salary and bonus in excess of $100,000.

                         SUMMARY COMPENSATION TABLE

                           Annual Compensation                 Long-Term Compensation
                         --------------------------- --------------------------------------------
                                                                Awards          Payouts
                                                     ----------------------- --------------------
    Name and                                         Restricted  Securities
    Principal                           Other Annual    Stock    Underlying   LTIP    All Other
    Position      Year   Salary   Bonus Compensation  Award(s)  Options/SARs Payouts Compensation
                           ($)     ($)       ($)         (f)        (#)        ($)       ($)
       (a)        (b)      (c)     (d)       (e)                    (g)        (h)       (i)
---------------- ------ -------- ------ ------------ ---------- ------------ ------- ------------
John A. Holmes,   2000  256,628   $-0-     $-0-        $-0-        -0-        $-0-       $-0-
III, President    1999  113,306   $-0-     $-0-        $-0-      270,000      $-0-       $-0-
and CEO           1998   53,840   $-0-     $-0-        $-0-      480,000      $-0-       $-0-
---------------- ------ -------- ------ ------------ ---------- ------------ ------- ------------
Dean R. Gavoni,   2000  233,299   $-0-     $-0-        $-0-        -0-        $-0-       $-0-
Executive Vice    1999  107,795   $-0-     $-0-        $-0-       60,000      $-0-       $-0-
President         1998   63,201   $-0-     $-0-        $-0-      180,000      $-0-       $-0-
---------------- ------ -------- ------ ------------ ---------- ------------ ------- ------------
Christopher J.    2000   70,000   $-0-     $-0-        $-0-        -0-        $-0-       $-0-
Miller, CEO -     1999* 100,000   $-0-     $-0-        $-0-      195,000      $-0-       $-0-
NBG Solutions      *
---------------- ------ -------- ------ ------------ ---------- ------------ ------- ------------
David J.          2000   96,250   $-0-     $-0-        $-0-        -0-        $-0-       $-0-
Thibeau, CTO -    1999* 100,000   $-0-     $-0-        $-0-      175,000      $-0-       $-0-
NBG Solutions      *
---------------- ------ -------- ------ ------------ ---------- ------------ ------- ------------

* Was not employed by the Company prior to 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

----------------------------- -------------------------- -------------------- --------------- ------------------------
                                Number Of Securities      Percent Of Total
                               Underlying Options/SARs      Options/SARs
                                     Granted (#)             Granted To        Exercise or
                                         (b)                Employees In        Base Price
            Name                                             Fiscal Year          ($/Sh)          Expiration Date
            (a)                                                  (c)               (d)                  (e)
----------------------------- -------------------------- -------------------- --------------- ------------------------
John A. Holmes, III,                    NONE
President and CEO
----------------------------- -------------------------- -------------------- --------------- ------------------------
Dean R. Gavoni, Executive               NONE
Vice President
----------------------------- -------------------------- -------------------- --------------- ------------------------
Christopher J. Miller,                  NONE
CEO - NBG Solutions
----------------------------- -------------------------- -------------------- --------------- ------------------------
David J. Thibeau, CTO -                 NONE
NBG Solutions
----------------------------- -------------------------- -------------------- --------------- ------------------------

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

------------------------------------ ------------------- -------------------- -------------------- -------------------
                                                                                   Number Of
                                                                                  Unexercised           Value Of
                                                                                  Securities          Unexercised
                                                                                  Underlying          In-The-Money
                                                                                Options/SARs At      Option/SARs At
                                      Shares Acquired                             FY-End (#)           FY-End ($)
                                        On Exercise        Value Realized        Exercisable/         Exercisable/
               Name                         (#)                  ($)             Unexercisable       Unexercisable
                (a)                         (b)                  (c)                  (d)                 (e)
------------------------------------ ------------------- -------------------- -------------------- -------------------
John A. Holmes, III, President and          -0-                 $-0-               750,000/0         $557,484/$-0-
CEO
------------------------------------ ------------------- -------------------- -------------------- -------------------
Dean R. Gavoni, Executive Vice              -0-                 $-0-               240,000/0         $216,894/$-0-
President
------------------------------------ ------------------- -------------------- -------------------- -------------------
Christopher J. Miller, CEO - NBG            -0-                 $-0-               195,000/0           $-0-/$-0-
Solutions
------------------------------------ ------------------- -------------------- -------------------- -------------------
David J. Thibeau, CTO - NBG                 -0-                 $-0-               175,000/0           $-0-/$-0-
Solutions
------------------------------------ ------------------- -------------------- -------------------- -------------------


Employment Agreements

         John A. Holmes, III

         Effective November 1, 1998, the Company entered into a five year employment agreement with John A Holmes, III, President and CEO. The employment agreement provides for a base salary of $122,000 per annum, which will be increased annually at the rate of the Consumer Price Index (CPI) plus 15%. In addition, the employment agreement provides that Mr. Holmes will be paid a minimum of 10% more than the next highest paid employee of the Company and its subsidiaries. Mr. Holmes current cash compensation level is $147,500 per year (his actual year 2000 compensation was higher because of the provision in his employment agreement that he will be paid a minimum of 10% more than the next highest paid employee). Mr. Holmes has the right to terminate the agreement upon three months' prior written notice. The Company, at its discretion, has the right to terminate the employment agreement at any time without reason upon three months' prior written notice or payment in lieu of notice equaling three months' compensation. The Company may also terminate Mr. Holmes for cause without prior written notice. The employment agreement also provides that in the event Mr. Holmes is terminated or resigns following a "change in control" (as defined in the employment agreement) of the Company, the Company will pay to Mr. Holmes an amount equal to three times his annual base salary at the time of his termination or resignation.

         Dean R. Gavoni

         Effective November 1, 2000, the Company entered into a one-year employment agreement with Dean R. Gavoni, Executive Vice President. The employment agreement provides for a base salary of $100,000 per annum, which will be increased annually at the rate of the Consumer Price Index (CPI). In addition, the Company has the option of raising his annual salary by up to 10% of his base salary prior to any CPI adjustment. The agreement also provides for commissions based on net advertising sales, which contributed to his actual year 2000 compensation of $233,299. The Company has the right to terminate the agreement for any reason, or without reason, upon three months' prior written notice or payment in lieu of notice equaling three months compensation. The Company may also terminate Mr. Gavoni for cause without prior written notice. Mr. Gavoni has the right to terminate the agreement at any time, for any reason, by providing three months' prior written notice. The agreement also provides that in the event Mr. Gavoni is terminated following a "change in control" (as defined in the employment agreement) of the Company, the Company will pay to Mr. Gavoni an amount equal to his annual compensation package.

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

         David J. Thibeau

         Effective January 25, 1999 the Company entered into an employment agreement with David J. Thibeau, Chief Technology Officer of NBG Solutions. The agreement terminates November 30, 2002. The agreement provides for a base salary of $120,000 per annum and eligibility to participate in the NBG Solutions Non-Qualified Profit Sharing Plan. In accordance with the agreement, Mr. Thibeau was granted non-qualified stock options to purchase 175,000 shares of the Company's Common Stock for $3.10 per share, exercisable no later than November 30, 2002, in accordance with the Company's 1998 Stock Incentive Plan. The Company may terminate Mr. Thibeau for cause upon thirty days' prior written notice. Under the agreement, Mr. Thibeau is subject to a worldwide covenant not to compete for a period of three years after the termination date.

Director Compensation
---------------------

         Directors of the Company are not currently compensated for their services other than as provided in the Stock Incentive Plan described below. However, Directors are reimbursed for all reasonable expenses incurred on behalf of the Company.

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

         The Company did not grant any Non-Statutory Options to directors under the Plan in 2000. In September 1999, the Company granted Non-Statutory Options under the Plan to non-employee directors in the following amounts:

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of November 30, 2000 as to (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of the Company's common stock, (ii) each named executive officer and (iii) all Directors and officers as a group. The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to the table.

-------------------------- -------------------------- -----------------------
      (1)              (2)                      (3)                 (4)
               Name and Address of      Amount and Nature of
Title of Class  Beneficial Owner        Beneficial Ownership Percent of Class

-------------- ------------------------ -------------------- ----------------

Common Stock   John A. Holmes                965,900 (1)             6.3%
               3728 SW Hillside Drive
               Portland, OR 97221
Common Stock   Peter Jacobsen                167,000 (2)             1.1%
               8700 SW Nimbus Avenue #B
               Beaverton, OR 97008
Common Stock   Dick Versace                  172,000 (3)             1.1%
               733 East Maywood
               Peoria, IL 61603
Common Stock   Steven R. Sears               396,817 (4)             2.6%
               13800 Stampher
               Lake Oswego, OR 97034
Common Stock   Christopher J. Miller         413,000 (5)             2.7%
               11888 SW Breyman Avenue
               Portland, OR 97219
Common Stock   David J. Thibeau              367,100 (6)             2.4%
               132 Del Prado
               Lake Oswego, OR 97035
Common Stock   Dean R. Gavoni                323,334 (7)             2.1%
               3503 SW Gale
               Portland, OR 97201

Directors and Executive Officers
                    as a group (9 persons) 3,510,190 (8)            22.9%

(1) Represents 215,900 common shares and 750,000 options without performance or vesting restrictions.
(2) Represents 87,000 common shares and 80,000 options without performance or vesting restrictions.
(3) Represents 92,000 common shares and 80,000 options without performance or vesting restrictions.
(4) Represents 269,317 common shares and 127,500 options without performance or vesting restrictions.
(5) Represents 175,000 common shares owned directly and 43,000 common shares held in trust for the benefit of his children and 195,000 options without performance or vesting restrictions.
(6) Represents 192,100 common shares and 175,000 options without performance or vesting restrictions.
(7) Represents 83,334 common shares and 240,000 options without performance or vesting restrictions.
(8) Represents 1,399,690 common shares owned directly, 43,000 common shares owned indirectly and 2,067,500 options without performance or vesting restrictions.

Item 12.  Certain Relationships and Related Transactions

         On January 25, 1999, the Company completed its acquisition of MTek Technical Services, Inc., a kiosk integration company providing customized technical solutions, bar coding, and distribution channels. In the acquisition, the Company acquired assets and assumed certain liabilities of MTek Technical Services, Inc. for the purchase price of $1,367,000. The purchase price consisted of $100,000 in cash and 350,000 shares (175,000 shares of Common Stock to each of Messrs. Miller and Thibeau). As a result of the acquisition, Mr. Miller became the Chief Operating Officer of NBG Solutions, Inc., a subsidiary of the Company was appointed to the Board of Directors of the Company, and was granted options to purchase 175,000 shares of Common Stock at $3.10 per share. In addition, Mr. Thibeau became Vice President/Chief Technology Officer of NBG Solutions, Inc. and was granted options to purchase 175,000 shares of Common Stock at $3.10 per share.

Item 13.  Exhibits and Reports on Form 8-K

(a ) The following exhibits are filed as part of this report:

Exhibit
Number   Description of Exhibit

3.1      Articles of Incorporation, as amended1
3.2      Amended and Restated Bylaws of the Company2
4.1      Form of Common Stock Certificate3
4.2      Form of Warrants - Private Placement #14
10.1     Employee Agreement of John A. Holmes, III dated November 1, 1998*3
10.2     Employee Agreement of John J. Brumfield dated November 1, 1998*3
10.3     Employee Agreement of Oliver J. Holmes dated November 1, 1998*3
10.4     Employee Agreement of Dean R. Gavoni dated November 1, 1998*3
10.5 Employment and Nondisclosure Agreement of Christopher J. Miller dated January 25, 1999*6
10.6 Employment and Nondisclosure Agreement of David J. Thibeau dated January 25, 1999*6
10.7     1998 Stock Incentive Plan*5
10.8     Employee Agreement of Dean R. Gavoni dated November 1, 1998*
21       Subsidiaries of the Registrant6
23.1     Consent of Moss Adams LLP, Certified Public Accountants

* Management contract or compensatory plan.

(1) Filed as exhibit to Form 10-SB filed April 16, 1998.
(2) Filed as exhibit to Form 10-QSB filed October 15, 1999.
(3) Filed as exhibit to Form 10-KSB filed March 2, 1999.
(4) Filed as exhibit to Form 10-KSB/A filed June 4, 1999
(5) Filed as exhibit to Form 10-QSB/A filed November 12, 1999
(6) Filed as exhibit to Form 10-KSB filed February 28, 2000

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

                                 NBG RADIO NETWORK, INC.,
                                 a Nevada corporation

Date:  March 14, 2001            By:/s/ John A. Holmes, III
                                    --------------------------------------------
                                    John A. Holmes, III, Chief Executive Officer
                                    and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  March 14, 2001            By:/s/ John A. Holmes, III
                                    --------------------------------------------
                                    John A. Holmes, III, Chairman, Board of
                                    Directors; Chief Executive Officer
                                    and President (Principal Executive Officer)

Date:  March 14, 2001            By:/s/ John J. Brumfield
                                    --------------------------------------------
                                    John J. Brumfield, Chief Financial
                                    Officer and Secretary
                                    (Principal Financial and Accounting Officer)

Date:                            By:
                                    --------------------------------------------
                                    Peter Jacobsen, Director

Date:                            By:
                                    --------------------------------------------
                                    Dick Versace, Director

Date:  March 14, 2001            By:/s/ Steven R. Sears
                                    --------------------------------------------
                                    Steven R. Sears, Director

Date:  March 14, 2001            By:/s/ Christopher J. Miller
                                    --------------------------------------------
                                    Christopher J. Miller, Director

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit

3.1      Articles of Incorporation, as amended1
3.2      Amended and Restated Bylaws of the Company2
4.1      Form of Common Stock Certificate3
4.2      Form of Warrants - Private Placement #14
10.1     Employee Agreement of John A. Holmes, III dated November 1, 1998*3
10.2     Employee Agreement of John J. Brumfield dated November 1, 1998*3
10.3     Employee Agreement of Oliver J. Holmes dated November 1, 1998*3
10.4     Employee Agreement of Dean R. Gavoni dated November 1, 1998*3
10.5 Employment and Nondisclosure Agreement of Christopher J. Miller dated January 25, 1999*6
10.6 Employment and Nondisclosure Agreement of David J. Thibeau dated January 25, 1999*6
10.7     1998 Stock Incentive Plan*5
10.8     Employee Agreement of Dean R. Gavoni dated November 1, 2000*
22       Subsidiaries of the Registrant6

* Management contract or compensatory plan.

(1) Filed as exhibit to Form 10-SB filed April 16, 1998. (2) Filed as exhibit to Form 10-QSB filed October 15, 1999. (3) Filed as exhibit to Form 10-KSB filed March 2, 1999. (4) Filed as exhibit to Form 10-KSB/A filed June 4, 1999 (5) Filed as exhibit to Form 10-QSB/A filed November 12, 1999 (6) Filed as exhibit to Form 10-KSB filed February 28, 2000