Form 10QSB
period 2001-02-28
NBG RADIO NETWORK INC
filed 2001-04-16
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 2001
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


     The registrant has one class of Common Stock with 13,321,831 shares outstanding as of April 9, 2001.


     Transitional Small Business Issuer Disclosure Format (check one):
                                                                Yes [ ]  No [X].

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                            NBG RADIO NETWORK, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                   February 28       February 29      November 30
                                                   (Unaudited)       (Unaudited)       (Audited)
                                                  -------------     -------------    -------------
                                                       2001             2000              2000
                                                  -------------     -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                        $   238,607        $  340,742          854,623
  Marketable equity securities, at fair value                -           468,750                -
Receivables:
  Accounts receivable, net of allowance for
     Doubtful accounts of $60,000 in 2001 and        3,919,712         2,691,601        3,913,699
$1,200 in 2000
  Unbilled receivable                                  172,865                 -          195,739
  Note receivable                                      167,200                 -          167,200
  Related-party receivable                               5,790            47,462           82,242
  Barter exchange receivables                           81,880           144,934           81,881
  Sales representation agreements, net of            2,972,086         2,098,774        3,190,003
amortization
  Prepaid expenses and other current assets            232,539            27,557          127,558
                                                  -------------     -------------    -------------
    Total current assets                             7,790,679         5,819,820        8,612,945
                                                  -------------     -------------    -------------

PROPERTY AND EQUIPMENT, net of accumulated             179,373           192,853          188,896
depreciation

INTANGIBLE ASSETS, net of amortization               1,158,688         1,539,655        1,253,930
                                                  -------------     -------------    -------------
    Total assets                                  $  9,128,740      $  7,552,328     $ 10,055,771
                                                  =============     =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                       400,000          $      -       $  400,000
  Accounts payable                                     340,692           129,376          581,130
  Accrued liabilities                                    3,939            10,762          163,912
  Deferred programming revenue                               -           500,000                -
  Sales representation agreement liabilities         2,182,049         1,998,484        3,039,727
                                                  -------------     -------------    -------------
    Total current liabilities                        2,926,680         2,638,622        4,184,769
                                                  -------------     -------------    -------------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;   50,000,000
common shares authorized
  13,321,831 and 12,160,293 common shares               13,322            12,160           12,322
issued and outstanding and 5,000,000 preferred
shares authorized 0 issued and outstanding at
February 28, 2001 and February 29, 2000,
respectively
  Additional paid-in-capital                         7,587,094         6,708,412        6,795,719
  Retained deficit                                 (1,398,816)       (1,720,491)        (922,926)
  Stock subscription receivable                            460          (55,125)         (14,113)
  Unrealized loss on marketable equity                       -          (31,250)                -
securities, net of tax
                                                  -------------     -------------    -------------
    Total stockholders' equity                       6,202,060         4,913,706        5,871,002
                                                  -------------     -------------    -------------

    Total liabilities and stockholders' equity    $  9,128,740      $  7,552,328     $ 10,055,771
                                                  =============     =============    =============

See Accompanying Notes

                             NBG RADIO NETWORK, INC.
                            STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED FEBRUARY 28,
                                               2001 and FEBRUARY 29, 2000
                                                      (Unaudited)
                                            -------------------------------
                                                  2001            2000
                                            --------------     ------------

REVENUES
  Advertising income                         $  2,826,898        1,849,007
  Kiosk income                                     89,500           75,716
  Interest income                                   3,587            5,260
                                            --------------     ------------
          Total revenues                        2,919,985        1,929,983


DIRECT COSTS                                    2,104,854        1,147,645
                                            --------------     ------------
GROSS MARGIN                                      815,131          782,338
                                            --------------     ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                     625,608          367,244
  Travel and entertainment                         91,680           35,802
  Consulting and professional                     109,096           94,681
  Advertising                                      13,909           10,303
  Depreciation and amortization                   107,516          106,540
  Postage and printing                             30,311           28,865
  Rent                                             31,059           24,347
  Interest                                         16,321              633
  Office supplies                                  22,796           12,653
  Telephone                                        24,899           11,776
  Other expenses                                   92,826           60,947
                                            --------------     ------------
          Total general and                     1,166,021          753,791
administrative expenses
                                            --------------     ------------
Net income (loss) before provision for          (350,890)           28,547
income taxes

Provision for income taxes                        125,000                -
                                            --------------     ------------

Net income (loss)                           $   (475,890)      $    28,547
                                            ==============     ============

Basic loss per share of common stock        $      (0.04)      $      0.00
                                            ==============     ============
Weighted average number of shares              12,955,341       12,160,293
outstanding
                                            ==============     ============


See Accompanying Notes

                             NBG RADIO NETWORK, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                        Stock           Other
                                                          Additional     Retained    Subscription     Comprehen-
                                                           Paid-In       Deficit      Receivable         sive            Total
                                       Common Stock        Capital                                      Income
                                 ----------------------  -----------   -----------   ------------    ------------     -----------
                                   Shares      Amount
                                 ----------   ---------
BALANCE, November 30, 1998       10,490,700   $  10,490  $ 3,930,211   $ (484,763)     $(180,757)              -       $3,275,181

Issuance of common shares for
business acquisition                350,000         350    1,266,650            -              -               -        1,267,000

Exercise of options and           1,319,593       1,320    1,511,550            -              -               -        1,512,870
Services provided for payment
of subscribed shares                      -           -            -            -         74,744               -           74,744
Net loss for the year                     -           -            -   (1,264,275)             -               -       (1,264,275)
Change in unrealized loss on
marketable securities                     -           -            -            -              -         (31,250)         (31,250)
                                 ----------   ---------  -----------   -----------   ------------    ------------     -----------
BALANCE, November 30, 1999       12,160,293      12,160    6,708,411   (1,749,038)      (106,013)        (31,250)       4,834,270
Exercise of options                 161,538         162       87,308            -              -               -           87,470
Services provided for payment
of subscribed shares                      -           -            -            -         91,900               -           91,900
Net income for the year                   -           -            -       826,112             -               -          826,112
Change in unrealized loss on
marketable securities                     -           -            -            -              -          31,250           31,250
                                 ----------   ---------  -----------   -----------   ------------    ------------     -----------
Balance November 30, 2000        12,321,831   $  12,322  $ 6,795,719     (922,926)      $(14,113)      $       -       $5,871,002
Issuance of common shares           547,000         547      546,453            -              -               -          547,000
Exercise of options                 453,000         453      244,922            -              -               -          245,375
Services provided for payment
of subscribed shares                      -           -            -             -        14,573               -           14,573
Net Income (Loss)                         -           -            -     (475,890)                             -         (475,890)
                                 ----------   ---------  -----------   -----------   ------------    ------------     -----------
                                 13,321,831   $  13,322   $7,587,094  $(1,398,816)    $      460       $       -       $6,202,060
                                 ==========   =========  ===========   ===========   ============    ============     ===========


See Accompanying Notes

                             NBG RADIO NETWORK, INC.
                            STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS ENDED
                                                                 FEBRUARY 28 and 29
                                                                    (Unaudited)
                                                           -----------------------------
                                                               2001             2000
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income/Loss                                             (475,890)     $   28,547
  Adjustments to reconcile net income/loss to cash from
operating activities:   Depreciation and amortization          107,516         106,540
     Services provided in payment of subscribed shares          14,573          50,888
  Changes in assets and liabilities:
     Accounts receivable                                        (6,013)          3,202
     Unbilled receivable                                        22,874        (570,394)
     Related party receivable                                   76,452
     Barter exchange receivable                                      1
     Prepaid expenses and other current assets                (104,981)          2,721
     Sales representation agreements                           217,917        (943,085)
     Payments on programming contract liabilities             (857,678)        842,795
     Accounts payable                                         (240,438)        (50,273)
     Accrued liabilities                                      (159,973)        (20,853)
                                                           ------------     -----------

          Net cash from operating activities                (1,405,640)       (549,912)
                                                           ------------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock                                 $   547,000      $        -
  Stock options exercised                                      245,375               -
  Acquisition of property and equipment                         (2,751)         (1,438)
                                                           ------------     -----------

          Net cash from investing activities                   789,624         (1,438)
                                                           ------------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES

          Net cash from financing activities                         -               -
                                                           ------------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                              (616,016)       (551,350)
CASH, beginning of year                                        854,623         892,092
                                                           ------------     -----------

CASH, end of year                                          $   238,607      $  340,742
                                                           ============     ===========

                             NBG RADIO NETWORK, INC.
                            STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                FEBRUARY 28 and 29
                                                                    (Unaudited)
                                                           ----------------------------
                                                               2001             2000
                                                           ------------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                $    16,321        $    633
                                                           ============     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
     Capitalization of programming contract assets and
     recognition of related liabilities                    $   288,000      $1,138,996
                                                           ============     ===========
     Issuance of common stock for services, net of stock   $    14,573      $   50,888
     subscription receivable ($460 and ($55,125))
                                                           ============     ===========



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

             In January 1999, NBG Radio Network, Inc. completed the acquisition of M-Tek Technical Services, Inc. (see Note 3), which became NBG Solutions, Inc., a wholly-owned subsidiary of the Company involved in providing design, installation, and support for interactive kiosks and card-based customer loyalty programs. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 2       -  PRINCIPLES OF CONSOLIDATION

             The interim consolidated financial statements include the accounts NBG Radio Network, Inc. and its wholly owned subsidiary, NBG Solutions, Inc., after elimination of inter-company transactions and balances.

             The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Company's annual report will contain audited financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended February 28, 2001, are not necessarily indicative of results to be anticipated for the year ending November 30, 2001. Certain amounts for 2000 have been restated to conform with the 2001 presentation.

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

o        Ability to maintain and establish new relations with radio stations

o        Ability to predict public taste with respect to entertainment programs

Three Months Ended February 28, 2001 and February 29, 2000
----------------------------------------------------------

      Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended November 30, 2000, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended February 28, 2001, compared to the results of operations for the three-month period ended February 29, 2000, and to changes in the Company's financial condition from November 30, 2000 to February 28, 2001.

      REVENUES. Total revenues for the three months ended February 28, 2001 were $2,919,985 compared to revenues of $1,929,983 for the same period in 1999, representing an increase of $990,002, or 51%. This increase was principally due to the Company's acquisition of sales representation agreements over the last six months. Sales representation agreements are a great way for the Company to complement its current programming lineup. The sales representation agreements allow the Company to sell commercial broadcast inventory on behalf of an independent third party program producer. In exchange for this service the Company keeps a commission based upon the advertising time sold within the program. Thus, the increase in inventory available for sale by the Company has resulted in significant revenue growth. In addition to this, the Company's has continued to grow its network of radio station affiliates airing their programs. Not only has the Company been able to increase its listening audience, it also has been successful in adding stations in the top media markets. The combination of more listeners in top markets has enabled the Company to charge higher rates for its commercial broadcast time. The increase in rates has led to an increase in revenues.

      DIRECT COSTS. Direct costs for the three months ended February 28, 2001 and 2000 were $2,104,854 and $1,147,645, respectively, representing an increase of $957,209, or 83%. The increase is due primarily to the increase in the number of programs and services the Company currently provides. Since September of 2000 the Company has added 16 new programs or services to its lineup. These additions have lead to the increase in the total cost of producing the Company's programs. Long-form programs are more expensive to produce due to the increased cost of delivery of the program via satellite and the extra telephone charges incurred for caller driven programs. Short-form programs are distributed on CD via the mail, a much less expensive form of distribution.

      GROSS MARGIN. Gross margin for the three months ended February 28, 2001 was $815,131, an increase of $32,793, or 4%, compared to the same period 2000. The increase in gross margin during the first quarter of 2000 was principally due to the Company's significant increase in total revenues for the first three months of 2000. As a percentage of total revenues, gross margin was 28% in 2001 and 41% 2000. The primary reason for the decrease in percentage is that the Company acquired a majority of its new programs and services during the fourth quarter of 2000. In the Company's industry, commercial advertising is typically sold six to twelve months in advance. As a result, the Company will begin to recognize revenues for these new programs in the second and third quarter of 2001. However, the Company has and will continue to have production costs associated with these programs in the interim periods. Gross margin percentage will be reduced until revenues are recognized for the remainder of 2001.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended February 28, 2001 was $1,166,021, representing an increase of $412,230, or 55% over the same period in 2000. The increase is partially due to an increase in wages and employee benefits of $258,364, or 70%, from $367,244 for the three months ended February 29, 2000 to $625,608 for the same period in 2001. This increase is mainly due to the increase in staff size necessary to support the growth of the Company. Management also decided to provide additional benefits to its employees, including life insurance, disability insurance, and an increase in health and medical benefits. Travel and entertainment increased 156% from $35,802 in 2000 to $91,680 in 2001, due to the increased size of the Company's advertising and affiliate sales staff. The increased travel lead to an increase in advertising sales and the number of radio station affiliates in top media markets airing the Company's programs. Management expects general and administrative expenses to continue growing as the Company pursues acquisition of new programming and continues to develop existing programs.

      INCOME TAXES. During the three months ended February 28, 2001, the Company paid $125,000 in estimated income taxes. Due to loss carry forwards there was no provision for income taxes during the three months ended February 29, 2000.

      NET LOSS AND EARNINGS PER SHARE. Net loss for the three months ended February 28, 2001 was $475,890, or $.04 per share. Net income for the three months ended February 29, 2000 was $28,547, or $.00 per share. The loss for 2001 was mainly due to the addition of many new programs that will not recognize any revenue until later in 2001 but will continue to have production expenses in the interim periods.

      Earnings per share are based upon a weighted average of 12,955,341 and 12,160,293 shares outstanding on February 28, 2001 and February 29, 2000, respectively.

Liquidity and Capital Resources
-------------------------------

      Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at February

28, 2001 was $4.86 million compared to $3.18 million at February 29, 2000. The increase in working capital was primarily due to an increase in accounts receivable in connection with the growth in total revenues of the Company.

      In February 2001 the Company completed a private placement of 547,000 units at $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable immediately. The warrants are exercisable for $1.50 and expire on January 31, 2003. The Company received proceeds of $547,000 from the private placement.


         The Company has no long-term debt. Currently the Company has a line of credit of up to $500,000 from Western Bank, which is secured by accounts receivable, inventory, equipment, and intangibles. The line of credit is to be paid back on July 15, 2001 at an interest rate of prime plus one-half percent. As of February 28, 2001 the Company had advances of $400,000 on the line of credit.


      Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through November 30, 2001. The Company's management further believes it has sufficient liquidity to implement its expansion and acquisition strategies.


PART II - OTHER INFORMATION
---------------------------

Item 1. Exhibits and Reports on Form 8-K
----------------------------------------

(a) No reports on form 8-K were required to be filed during the quarter ended February 28, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NBG RADIO NETWORK, INC.,
                          a Nevada corporation

Date:  April 16, 2001     By:      /s/JOHN J. BRUMFIELD
                                   --------------------------------------------
                                   John J. Brumfield, Chief Financial Officer
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer)