Form 10KSB/A
period 2000-11-30
NBG RADIO NETWORK INC
filed 2001-06-01
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        FORM 10-KSB/A-1 (Amendment No. 1)
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

     Based on the closing sales price of the Common Stock on March 12, 2001, the aggregate market value of the voting stock of registrant held by non-affiliates was $22,008,990.

     The registrant has one class of Common Stock with 13,526,751 shares outstanding as of March 12, 2001.

                    Documents Incorporated By Reference: None

     Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No [X].

                             NBG RADIO NETWORK, INC.
                                TABLE OF CONTENTS

                                                                                         PAGE

PART I      ............................................................................  1
  Item 1.   Description of Business.....................................................  1
  Item 2.   Description of Property.....................................................  5
  Item 3.   Legal Proceedings...........................................................  6
  Item 4.   Submission of Matters to a Vote of Security Holders.........................  6

PART II     ............................................................................  7
  Item 5.   Market for Common Equity and Related Stockholder Matters ...................  7
  Item 6.   Management's Discussion and Analysis or Plan of Operation...................  9
  Item 7.   Financial Statements........................................................ 13
  Item 8.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure........................................................ 14

PART III    ............................................................................ 14
  Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
            with Section 16(a) of the Exchange Act...................................... 14
  Item 10.  Executive Compensation...................................................... 17
  Item 11.  Security Ownership of Certain Beneficial Owners and Management.............. 22
  Item 12.  Certain Relationships and Related Transactions.............................. 23
  Item 13.  Exhibits and Reports on Form 8-K............................................ 23

                                     PART I

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

ULTIMATE 80S
------------

Ultimate 80s is a weekly three-hour show featuring the music and lifestyle of one very memorable decade. Ultimate 80s fits several formats, including Hot AC, AC, CHR, Top 40 and the fastest growing format in radio, the new 80s and More format. The music heard on the show has been and continues to be extensively researched to accommodate for changing music trends. Special features include 80s trivia,

`Where are they now?', current interviews with artists, flashback interviews with 80s artists, and much more. Major market talent, writers and producers combine to make Ultimate 80s the most exciting 80s program on the radio. Ultimate 80s host is Rick Stacy, who has spent his career programming and hosting on stations in major markets like Atlanta and Los Angeles. Currently, Rick is co-host on the very successful morning show on KQKS in Denver.

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

HONKY TONK SUNDAYS
------------------

Honky Tonk Sundays is Country Radio's longest running and most programmed "Sunday Show". It consistently delivers top quality artists, a variety of hit music, and an entertaining, slightly wacky host. Ichabod Caine is the talented host of the program. As a matter of fact, Ichabod is up for Major Market Country Personality of The Year at this year's Country Radio Seminar Station Awards. Ichabod hails from KMPS-FM in Seattle and Honky Tonk Sundays is the #1 commercial radio program on the air Sunday Mornings in Seattle and delivers similar results all across the country in markets as big as Los Angeles on KFRG-FM.

Competition

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

Employees
---------

     As of March 12, 2001, the Company had 35 full time and 36 total employees. In addition, the Company maintains continuing relationships with over 40 independent hosts, writers, and producers. The Company is not party to any collective bargaining agreements. The Company believes its relationship with its employees and independent contractors is good.

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
-----

First quarter                              4            1 5/16
Second quarter                             3             1 3/4
Third quarter                          3 5/8             1 5/8
Fourth quarter                             3             1 3/8

2000:
-----

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

      NET INCOME AND (LOSS) PER SHARE. Net income for 2000 was $826,000 or $.06 per diluted share as compared to a net loss for 1999 of $1.26 million or $(.11) per share (diluted). Net income for 2000 was primarily due to the following factors: (1) increased advertising rates from the growth and development of the Company's radio network; (2) increased revenue from the development and acquisition of more long form programs; (3) the acquisition of sales representation contracts for independent program suppliers; and (4) the Company's success at controlling costs as a percentage of revenue during this growth stage. The net loss for 1999 was principally due to reduced revenues as the Company transitioned from barter transactions to predominantly cash clients.

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

      In June 1998 the Company completed a private placement for 750,000 units of common stock at $0.67 per unit (after giving effect to the 3-for-1 stock split declared in June of 1998, payable to all shareholders of record as of July 31, 1998). Each unit consisted of one share of common stock and one warrant to purchase one additional share of Common Stock, exercisable immediately. The warrants were exercisable for $0.75 from June 1998 to January 31, 2000. The warrants then become exercisable for $0.83 after February 1, 2000 and expire on July 31, 2001. The Company received proceeds of $500,000 from the private placement.

      In July 1998 the Company completed a second private placement of 1,500,000 units at $1.00 per unit (after giving effect to the 3-for-1 stock split declared in June of 1998, payable to all shareholders of record as of July 31, 1998). Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock, exercisable immediately. The warrants were exercisable at $1.17 and expired on July 31, 1999. The Company received proceeds of $1,500,000 from the private placement.

      The Company has no long-term debt. Currently the Company has a line of credit of up to $500,000 from Western Bank, which is secured by accounts receivable, inventory, equipment, chattel paper and intangibles. The line of credit is to be paid back on July 31, 2001 at an interest rate of prime plus one-half percent. As of November 30, 2000 the Company had advances of $400,000 on the line of credit.

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










                             NBG RADIO NETWORK, INC.
                                   ----------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

                           NOVEMBER 30, 2000 AND 1999




CONTENTS
--------------------------------------------------------------------------------


                                                                         PAGE

INDEPENDENT AUDITOR'S REPORT                                              F-1


                  CONSOLIDATED FINANCIAL STATEMENTS
    Balance sheets                                                  F-2 - F-3
    Statements of operations                                        F-4 - F-5
    Statements of stockholders' equity                                    F-6
    Statements of cash flows                                        F-7 - F-8
    Notes to consolidated financial statements                     F-9 - F-23

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
NBG Radio Network, Inc.

We have audited the accompanying consolidated balance sheets of NBG Radio Network, Inc. and Subsidiaries as of November 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




/s/ Moss Adams LLP
Portland, Oregon
March 14, 2001

                                                         NBG RADIO NETWORK, INC.
                                                     CONSOLIDATED BALANCE SHEETS




ASSETS

                                                                       November 30,
                                                                  2000              1999
                                                             ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                $    854,623      $    892,092
    Marketable equity securities, at fair value                         -           468,750
    Receivables:
        Accounts receivable, net of allowance for doubtful
           accounts of $60,000 and $1,200 in 2000 and
           1999, respectively                                   3,913,699         2,121,207
        Unbilled receivables                                      195,739                 -
        Note receivable                                           167,200                 -
        Related-party receivables                                  82,242            47,462
        Barter exchange receivables                                81,881           148,136
    Sales representation contract agreements, net of
        accumulated amortization                                3,190,003         1,155,689
    Prepaid expenses and other current assets                     127,558            30,278
                                                             ------------      ------------

           Total current assets                                 8,612,945         4,863,614
                                                             ------------     -------------





PROPERTY AND EQUIPMENT, net of accumulated
    depreciation and amortization                                 188,896           202,713





INTANGIBLE ASSETS, net of amortization                          1,253,930         1,634,897
                                                             ------------      ------------

TOTAL ASSETS                                                 $ 10,055,771      $  6,701,224
                                                             ============      ============



See accompanying notes.





                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       November 30,
                                                                  2000              1999
                                                             ------------      ------------

CURRENT LIABILITIES
    Line of credit                                           $    400,000      $          -
    Accounts payable                                              581,130           179,650
    Accrued liabilities                                           163,912            31,615
    Deferred programming revenue                                        -           500,000
    Sales representation agreement liabilities                  3,039,727         1,155,689
                                                             ------------      ------------

           Total current liabilities                            4,184,769         1,866,954
                                                             ------------      ------------



COMMITMENTS AND CONTINGENCIES (Note 9)





STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 5,000,000 shares
        authorized and unissued
    Common stock, $.001 par value; 50,000,000 shares
        authorized; 12,321,831 and 12,160,293 shares
        issued and outstanding at November 30, 2000 and
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
                                                             ============      ============






See accompanying notes.

                                                         NBG RADIO NETWORK, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Years Ended November 30,
                                                            2000              1999
                                                         ----------        ----------
REVENUES                                                $11,785,831       $ 3,616,026

DIRECT COSTS                                              6,749,179         2,049,621
                                                         ----------        ----------

           Gross margin                                   5,036,652         1,566,405
                                                         ----------        ----------

GENERAL AND ADMINISTRATIVE EXPENSES
    Wages and employee benefits                           2,069,018         1,215,402
    Consulting and professional                             563,991           310,902
    Depreciation and amortization                           434,293           373,124
    Travel and entertainment                                237,954           196,729
    Bad debt expense                                        180,774            90,134
    Postage and printing                                    159,633           185,981
    Rent                                                    130,189            99,804
    Telephone                                               106,754            50,946
    Advertising                                              83,156           130,555
    Office supplies                                          65,521            80,785
    Other expenses                                          189,118           125,179
                                                         ----------        ----------

           Total general and administrative expenses      4,220,401         2,859,541
                                                         ----------        ----------

           Operating profit (loss)                          816,251        (1,293,136)
                                                         ----------        ----------

OTHER INCOME (EXPENSE)
    Interest income                                          17,722            24,137
    Interest expense                                         (7,861)           (5,065)
                                                         ----------        ----------

           Total other income (expense)                       9,861            19,072
                                                         ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                           826,112        (1,274,064)

INCOME TAX BENEFIT                                                -             9,789
                                                         ----------        ----------




See accompanying notes.

                                                         NBG RADIO NETWORK, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Years Ended November 30,
                                                            2000              1999
                                                         ----------        ----------

NET INCOME (LOSS)                                      $    826,112      $ (1,264,275)

OTHER COMPREHENSIVE INCOME:
    Unrealized gains (losses) on marketable equity
        securities, net of income tax                        31,250           (31,250)
                                                         ----------        ----------

Comprehensive income (loss)                            $    857,362      $ (1,295,525)
                                                         ==========        ==========

Basic income (loss) per share of common stock          $       0.07      $      (0.11)
                                                         ==========        ==========

Diluted income (loss) per share of common stock        $       0.06      $      (0.11)
                                                         ==========        ==========

Weighted average number of shares outstanding, basic     12,230,665        11,446,483
                                                         ==========        ==========

Weighted average number of shares outstanding, diluted   14,617,459        11,446,483
                                                         ==========        ==========









See accompanying notes.

                                                         NBG RADIO NETWORK, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                       Other
                                                         Additional                    Stock         Comprehen-
                                     Common Stock         Paid-In       Retained    Subscription        sive
                                                          Capital       Deficit      Receivable        Income           Total
                                 ---------------------   ----------   -----------   ------------    -----------      ----------
                                   Shares     Amount
                                 ----------  ---------
BALANCE, November 30, 1998       10,490,700  $  10,490   $3,930,211   $ (484,763)   $ (180,757)              -       $3,275,181

Issuance of common shares for
business acquisition                350,000        350    1,266,650            -             -               -        1,267,000
Exercise of options and           1,319,593      1,320    1,511,550            -             -               -
warrants                                                                                                              1,512,870
Services provided for payment
of subscribed shares                      -          -            -            -        74,744               -
                                                                                                                         74,774
Net loss for the year                     -          -            -   (1,264,275)             -              -
                                                                                                                     (1,264,275)
Change in unrealized loss on
marketable securities                     -          -            -            -             -         (31,250)
                                                                                                                        (31,250)
                                 ----------  ---------   ----------   -----------   ------------    -----------      ----------
BALANCE, November 30, 1999       12,160,293     12,160    6,708,411   (1,749,038)     (106,013)        (31,250)       4,834,270
Exercise of options                 161,538        162       87,308            -             -               -           87,470
Services provided for payment
of subscribed shares                      -          -            -            -        91,900               -           91,900
Net income for the year                   -          -            -      826,112             -               -          826,112
Change in unrealized loss on
marketable securities                     -          -            -            -             -          31,250
                                                                                                                         31,250
                                 ----------  ---------   ----------   -----------   ------------    -----------      ----------
Balance November 30, 2000
                                 12,321,831  $  12,322   $6,795,719   $(922,926)     $  (14,113)      $      -       $5,871,002
                                 ==========  =========   ==========   ===========   ============    ===========      ==========







See accompanying notes.

                                                         NBG RADIO NETWORK, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Years Ended November 30,
                                                                    2000              1999
                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $    826,112      $ (1,264,275)

    Adjustments to reconcile net income (loss) to net
          cash from operating activities:
        Sales representation contract agreement amortization      1,618,681           437,437
        Depreciation and amortization                               434,293           373,124
        Bad debt expense                                            180,774            90,134
        Services provided in payment of subscribed shares            91,900            74,744
        Deferred tax liability                                            -            (9,789)

    Changes in assets and liabilities:
        Barter exchange receivables                                  66,255            93,542
        Accounts receivable                                      (2,169,005)         (969,136)
        Prepaid expenses and other current assets                   (97,280)          (27,028)
        Accounts payable                                            401,480           (73,748)
        Accrued liabilities                                         132,297           (36,271)
        Payments on programming contract liabilities             (1,768,957)         (437,437)
                                                                 -----------       -----------

               Net cash from operating activities                  (283,450)       (1,748,703)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash paid for investment in subsidiary                             -          (99,800)
    Related-party receivables                                       (34,780)          (33,000)
    Note receivable                                                (167,200)                -
    Acquisition of property and equipment                           (39,509)         (109,693)
                                                                 -----------       -----------

               Net cash from investing activities                  (241,489)         (242,493)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net advances on line of credit                                  400,000                 -
    Proceeds from stock options exercised and issuance of
        common stock                                                 87,470         1,512,870
    Payments on long-term debt                                            -          (485,248)
                                                                 -----------       -----------

               Net cash from financing activities                   487,470         1,027,622
                                                                 -----------       -----------




                                                               NBG RADIO NETWORK
                                                        STATEMENTS OF CASH FLOWS


                                                                      Years Ended November 30,
                                                                    2000              1999
                                                                 -----------       -----------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                                $    (37,469)     $   (963,574)

CASH AND CASH EQUIVALENTS, beginning of year                        892,092         1,855,666
                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                         $    854,623      $    892,092
                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION
    Cash paid for interest                                     $      7,861      $     27,480
                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
        INVESTING AND FINANCING ACTIVITIES
    Acquisition (disposition) of marketable equity securities
        for future services                                    $   (500,000)     $    500,000
                                                                 ===========       ===========
    Capitalization of sales representation contract agree-
        ments and recognition of related liabilities           $  3,652,995      $  1,593,126
                                                                 ===========       ===========

    Acquisition of certain M-Tek Technical Services, Inc.
           assets less liabilities assumed:
        Assets purchased:
           Accounts receivable                                                   $     66,875
           Covenant-not-to-compete                                                    721,093
           Goodwill                                                                   656,027
                                                                                   -----------

        Less liabilities assumed                                                      (77,195)
                                                                                   -----------

        Net assets purchased                                                        1,366,800
        Issuance of common stock                                                    1,267,000
                                                                                   -----------

               Net cash paid                                                     $     99,800
                                                                                   ===========










See accompanying notes.

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



         In January 1999, NBG Radio Network, Inc. completed the acquisition of M-Tek Technical Services, Inc. (see Note 3), which became NBG Solutions, Inc., a wholly-owned subsidiary of the Company involved in providing design, installation, and support for interactive kiosks and card-based customer loyalty programs. The Company also has two other wholly-owned subsidiaries, NBG Travel Exclusives, Inc. and NBG Interactive, Inc., which have had no significant activity during 1999 and 2000. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.


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

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



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

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



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

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



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

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



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


       Assets acquired:
           Accounts receivable                                  $       66,875
           Covenant not-to-compete                                     721,093
           Goodwill                                                    656,027
       Liabilities assumed                                             (77,195)
                                                                --------------

               Net assets acquired                              $    1,366,800
                                                                ===============



NOTE 4       - BARTER EXCHANGE RECEIVABLES

         As of November 30, 2000 and 1999, barter exchange receivables consisted of the following:


                                                         2000        1999
                                                      ---------   ---------

        Resort room occupancy rights exchanged for
           advertising services                       $ 96,696    $ 132,556
        Barter exchange transaction account balances   (14,815)      15,580
                                                      --------    ---------

                                                      $ 81,881    $ 148,136
                                                      ========    =========



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

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



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


                                                                  Total Sales
                                                                Representation
                       Capitalized               Other             Agreement
                        Contracts              Contracts           Payments
                      -------------         --------------     ----------------

        2001         $    2,332,500        $     2,339,058    $       4,671,558
        2002                117,163                450,000              567,163
        2003                  8,333                262,500              270,833
                     --------------        ---------------     ----------------

                     $    2,457,996        $     3,051,558     $      5,509,554
                     ==============        ===============     ================

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at November 30, 2000 and 1999:


                                                           2000         1999
                                                        ---------    ---------

        Office equipment                                $  19,151    $  19,151
        Studio equipment                                  221,393      196,479
        Office furniture                                   98,483       83,888
        Leasehold improvements                             11,310       11,310
                                                        ---------    ---------

                                                          350,337      310,828
        Less accumulated depreciation and amortization   (161,441)    (108,115)
                                                        ---------    ---------

                                                        $ 188,896    $ 202,713
                                                        =========    =========



NOTE 7   -   REVOLVING LINE OF CREDIT

         The Company has a revolving line of credit with a financial institution for $500,000. Outstanding borrowings of $400,000 at November 30, 2000, are secured by substantially all of the assets of the Company. The line of credit expires on July 15, 2001, and carries interest at the bank's prime lending rate plus .50% (10.00% at November 30, 2000).



NOTE 8       - INCOME TAXES

         The income tax benefit consisted of the following for the years ended November 30, 2000 and 1999:


                                                           2000         1999
                                                        ----------   ----------

        Current                                         $       -    $       -
        Deferred tax benefit (expense)                   (228,218)     411,519
        Change in valuation allowance                     228,218     (401,730)
                                                        ---------    ---------

        Total income tax benefit                        $       -    $   9,789
                                                        =========    =========

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 8 - INCOME TAXES - (continued)

         Deferred tax assets (liabilities) are comprised of the following at November 30, 2000 and 1999:

                                                           2000         1999
                                                        ---------    ---------

        Deferred tax assets:
           Allowance for doubtful accounts              $  22,649    $     408
           Net operating loss carryforward                129,193      478,481
           Contribution carryforward                        5,327        4,764
           Amortization of goodwill                        58,112       31,974
           Amortization of covenant not-to-compete        133,073       54,481
                                                        ---------    ---------

                                                          348,354      570,108

        Deferred tax liabilities:
           Depreciation differences between               (16,406)      (9,942)

        Valuation allowance                              (331,948)    (560,166)
                                                        ---------    ---------

               Net deferred tax asset                   $       -    $       -
                                                        =========    =========

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

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



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

         Employment Agreements - The Company has entered into various employment agreements with its executive officers and key employees. Under the agreements, employees are entitled to annual salary increases and all customary benefits established by the Company. The employment agreement with the Company's president also provides that in the event he is terminated or resigns following a "change in control" (as defined in the employment agreement), the Company will pay him an amount equal to three times his base salary, currently $147,500, at the time of his termination or resignation. Employment agreements with the executive vice president, chief financial officer, and vice president of operations have similar "change in control" provisions, requiring a payment to each equal to all or a portion of their annual compensation package currently approximately $265,000 in the aggregate. The chief executive and the chief technology officers of NBG Solutions, Inc. (Solutions), each have employment contracts through November 30, 2002, which provide for annual base salaries of $120,000.

         Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the financial condition of the Company.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 10 - STOCKHOLDER TRANSACTIONS

         Preferred stock - The Company has authorized 5,000,000 shares of $0.001 par value preferred stock, which can be issued in one or more series for such consideration and on such terms as the Board of Directors determines in its sole discretion, without further authorization by the Company's stockholders. In addition, the Board of Directors, in its sole discretion, can designate the preferences, conversion rights, dividend rights, voting rights, redemption prices, maturity dates, and all other matters related to the rights of preferred stock shareholders. As of November 30, 2000, no preferred shares had been issued.

         Private placement offerings - In June and July 1998, the Company raised $2,000,000 through two private placement transactions. In the first transaction, the Company raised $500,000 through the issuance of 250,000 common shares at $2 per share. In the second private placement, the Company raised $1,500,000 with the issuance of 500,000 common shares at $3 per share.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 10 - STOCKHOLDER TRANSACTIONS - (continued)

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

         The following summarizes stockholder warrant transactions in 2000 and 1999:

                                                                      Price
                                                                       Per
                                                    Shares            Share
                                                  -----------     -------------

        Warrants outstanding, November 30, 1998    2,250,000        0.75 - 1.17

        Warrants granted in 1999                           -      $      -
        Warrants exercised in 1999                (1,267,493)     $    1.17
        Warrants expired in 1999                    (232,507)     $    1.17
                                                  -----------

                                                     750,000      $    0.83

        Warrants granted in 2000                           -      $      -
        Warrants exercised in 2000                         -      $      -
        Warrants expired in 2000                           -      $      -
                                                  -----------

        Warrants outstanding, November 30, 2000      750,000      $    0.83
                                                  ===========

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

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 10      - STOCKHOLDER TRANSACTIONS - (continued)

         The following table summarizes stock option transactions in 2000 and 1999:


                                                                        Weighted
                                                                         Average
                                                                         Option
                                                             Shares       Price
                                                           ----------   --------

        Stock options outstanding, November 30, 1998       1,560,000     $ 0.54

        Stock options granted in 1999:
           Issued to owners and management of M-Tek
               Technical Services, Inc.                      350,000     $ 3.13
           Issued to employees, officers, and directors      621,500     $ 2.00
        Stock options exercised in 1999                      (52,100)    $ 0.58
        Stock options expired in 1999                         (3,000)    $ 0.54
                                                           ----------

        Stock options outstanding and exercisable,
           November 30, 1999                               2,476,400     $ 1.27

        Stock options granted in 2000                              -     $    -
        Stock options exercised in 2000                     (161,538)    $ 0.54
        Stock options forfeited and expired in 2000          (61,962)    $ 1.07
                                                           ----------

        Stock options outstanding and exercisable,
           November 30, 2000                               2,252,900     $ 1.32
                                                           ==========

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

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 10      - STOCKHOLDER TRANSACTIONS - (continued)

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


                                                                1999
                                                   ----------------------------
                                                    As Reported      Pro Forma
                                                   ------------    ------------

        Net loss                                   $(1,264,275)    $(2,181,403)
        Basic and diluted loss per common share    $     (0.11)    $     (0.19)


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

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 12      - SEGMENT INFORMATION - (continued)

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


         Summarized information by segment for 2000 and 1999, as excerpted from internal management reports, is as follows:



                                            2000                     1999
                                      -------------      -------------------

        Revenues:
           Radio advertising          $ 11,152,185       $  3,242,967
           Interactive kiosks              633,646            373,059
                                      -------------      -------------

               Total                  $ 11,785,831       $  3,616,026
                                      =============      =============

        Net income (loss):
           Radio advertising          $  1,092,324       $    (788,173)
           Interactive kiosks             (266,212)           (476,102)
                                      -------------      --------------

               Total                  $    826,112       $  (1,264,275)
                                      =============      ==============

        Assets:
           Radio advertising          $  8,446,577       $   4,803,080
           Interactive kiosks            1,609,194           1,898,144
                                      -------------      --------------

               Total                   $10,055,771       $   6,701,224
                                      =============      ==============

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 13 - SUBSEQUENT EVENT


On January 19, 2001, the Company completed a private placement of 547,000 units at $1 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock, exercisable immediately. The warrants are exercisable for $1.50 per share and expire on January 19, 2003. The proceeds from the offering are to be used to fund anticipated growth in operations.

On March 5, 2001, the Company completed a private placement of 204,920 units at $1 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock, subject to certain restrictions. The warrants are exercisable for $1.50 per share and expire on March 5, 2003. The proceeds from the offering are to be used to fund anticipated growth in operations.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

NONE.
                                    PART III
                                    --------

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

Directors

Name                       Position                                      Age

John A. Holmes, III        President, Chief Executive Officer, and
                                   Chairman of the Board                 30
Peter Jacobsen             Director                                      47
Dick Versace               Director                                      46
Steven R. Sears            Director                                      34
Christopher J. Miller      Director                                      42

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

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                      Long-Term Compensation
                           -------------------------------------   ------------------------------------------
                                                                              Awards              Payouts
                                                                   ------------ ----------------- -----------   -------------
    Name and                                                       Restricted      Securities
    Principal                                      Other Annual       Stock        Underlying        LTIP         All Other
    Position        Year    Salary      Bonus      Compensation     Award(s)      Options/SARs      Payouts      Compensation
                              ($)        ($)            ($)            (f)            (#)             ($)            ($)
       (a)          (b)       (c)        (d)            (e)                           (g)             (h)            (i)
------------------ ------- ---------- ----------- ---------------- ------------ ----------------- -----------   -------------
John A. Holmes,     2000     256,628     $-0-          $-0-           $-0-            -0-            $-0-            $-0-
III, President      1999     113,306     $-0-          $-0-           $-0-          270,000          $-0-            $-0-
and CEO             1998      53,840     $-0-          $-0-           $-0-          480,000          $-0-            $-0-
------------------ ------- ---------- ----------- ---------------- ------------ ----------------- -----------   -------------
Dean R. Gavoni,     2000     233,299     $-0-          $-0-           $-0-            -0-            $-0-            $-0-
Executive Vice      1999     107,795     $-0-          $-0-           $-0-           60,000          $-0-            $-0-
President           1998      63,201     $-0-          $-0-           $-0-          180,000          $-0-            $-0-
------------------ ------- ---------- ----------- ---------------- ------------ ----------------- -----------   -------------
Christopher J.      2000      70,000     $-0-          $-0-           $-0-            -0-            $-0-            $-0-
Miller, CEO -       1999*    100,000     $-0-          $-0-           $-0-          195,000          $-0-            $-0-
NBG Solutions
------------------ ------- ---------- ----------- ---------------- ------------ ----------------- -----------   -------------
David J.            2000      96,250     $-0-          $-0-           $-0-            -0-            $-0-            $-0-
Thibeau, CTO -      1999*    100,000     $-0-          $-0-           $-0-          175,000          $-0-            $-0-
NBG Solutions
------------------ ------- ---------- ----------- ---------------- ------------ ----------------- -----------   -------------

* Was not employed by the Company prior to 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

------------------------------------------------------------------------------------------------------------------
                                Number Of Securities      Percent Of Total
                               Underlying Options/SARs      Options/SARs
                                     Granted (#)             Granted To        Exercise or
                                         (b)                Employees In        Base Price
            Name                                             Fiscal Year          ($/Sh)          Expiration Date
            (a)                                                  (c)               (d)                  (e)
----------------------------- -------------------------- -------------------- --------------- --------------------
John A. Holmes, III,                    NONE
President and CEO
----------------------------- -------------------------- -------------------- --------------- --------------------
Dean R. Gavoni, Executive               NONE
Vice President
----------------------------- -------------------------- -------------------- --------------- --------------------
Christopher J. Miller, CEO              NONE
- NBG Solutions
----------------------------- -------------------------- -------------------- --------------- --------------------
David J. Thibeau, CTO - NBG             NONE
Solutions
----------------------------- -------------------------- -------------------- --------------- --------------------

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

----------------------------------------------------------------------------------------------
                                                                   Number Of
                                                                  Unexercised      Value Of
                                                                  Securities     Unexercised
                                                                  Underlying     In-The-Money
                                                                Options/SARs At Option/SARs At
                                 Shares Acquired                  FY-End (#)      FY-End ($)
                                   On Exercise   Value Realized  Exercisable/    Exercisable/
               Name                    (#)             ($)       Unexercisable  Unexercisable
                (a)                    (b)             (c)            (d)            (e)
-------------------------------- --------------- -------------- --------------- --------------
John A. Holmes, III, President         -0-            $-0-         750,000/0    $557,484/$-0-
and CEO
-------------------------------- --------------- -------------- --------------- --------------
Dean R. Gavoni, Executive Vice         -0-            $-0-         240,000/0    $216,894/$-0-
President
-------------------------------- --------------- -------------- --------------- --------------
Christopher J. Miller, CEO - NBG       -0-            $-0-         195,000/0      $-0-/$-0-
Solutions
-------------------------------- --------------- -------------- --------------- --------------
David J. Thibeau, CTO - NBG            -0-            $-0-         175,000/0      $-0-/$-0-
Solutions
-------------------------------- --------------- -------------- --------------- --------------


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

         The Company did not grant any Non-Statutory Options to directors under the Plan in 2000. In September 1999, the Company granted Non-Statutory Options under the Plan to the following directors in the following amounts:

         Peter Jacobsen                     20,000
         Dick Versace                       20,000
         Steven R. Sears                    20,000

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

--------------------------------------------------------------------------------
       (1)              (2)                       (3)                 (4)
                Name and Address of       Amount and Nature of
Title of Class  Beneficial Owner          Beneficial Ownership  Percent of Class

--------------  ------------------------  --------------------  ----------------

Common Stock    John A. Holmes                965,900 (1)               6.3%
                3728 SW Hillside Drive
                Portland, OR 97221
Common Stock    Peter Jacobsen                167,000 (2)               1.1%
                8700 SW Nimbus Avenue #B
                Beaverton, OR 97008
Common Stock    Dick Versace                  172,000 (3)               1.1%
                733 East Maywood
                Peoria, IL 61603
 Common Stock   Steven R. Sears               396,817 (4)               2.6%
                13800 Stampher
                Lake Oswego, OR 97034
 Common Stock   Christopher J. Miller         413,000 (5)               2.7%
                11888 SW Breyman Avenue
                Portland, OR 97219
Common Stock    David J. Thibeau              367,100 (6)               2.4%
                132 Del Prado
                Lake Oswego, OR 97035
Common Stock    Dean R. Gavoni                323,334 (7)               2.1%
                3503 SW Gale
                Portland, OR 97201

Directors and Executive Officers as a
               group (9 persons)            3,525,757 (8)              22.9%

(1) Represents 215,900 common shares and 750,000 options without performance or vesting restrictions.
(2) Represents 87,000 common shares and 80,000 options without performance or vesting restrictions.
(3) Represents 92,000 common shares and 80,000 options without performance or vesting restrictions.
(4) Represents 269,317 common shares and 127,500 options without performance or vesting restrictions.
(5) Represents 175,000 common shares owned directly and 43,000 common shares held in trust for the benefit of his children and 195,000 options without performance or vesting restrictions.
(6) Represents 192,100 common shares and 175,000 options without performance or vesting restrictions.
(7) Represents 83,334 common shares and 240,000 options without performance or vesting restrictions.
(8) Represents 1,405,257 common shares owned directly, 43,000 common shares owned indirectly and 2,077,500 options without performance or vesting restrictions.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         On January 25, 1999, the Company completed its acquisition of MTek Technical Services, Inc., a kiosk integration company providing customized technical solutions, bar coding, and distribution channels. In the acquisition, the Company acquired assets and assumed certain liabilities of MTek Technical Services, Inc. for the purchase price of $1,367,000. The purchase price consisted of $99,800 in cash and 350,000 shares (175,000 shares of Common Stock to each of Messrs. Miller and Thibeau). As a result of the acquisition, Mr. Miller became the Chief Operating Officer of NBG Solutions, Inc., a subsidiary of the Company was appointed to the Board of Directors of the Company, and was granted options to purchase 175,000 shares of Common Stock at $3.10 per share. In addition, Mr. Thibeau became Vice President/Chief Technology Officer of NBG Solutions, Inc. and was granted options to purchase 175,000 shares of Common Stock at $3.10 per share.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a ) The following exhibits are filed as part of this report:

Exhibit
Number   Description of Exhibit
------   ----------------------

3.1      Restated Articles of Incorporation, as amended
3.2      Amended and Restated Bylaws of the Company(1)
4.1      Form of Common Stock Certificate(2)
4.2      Form of Warrants - Private Placement #1 (3)
10.1     Employee Agreement of John A. Holmes, III dated November 1, 1998*(2)
10.2     Employee Agreement of John J. Brumfield dated November 1, 1998*(2)
10.3     Employee Agreement of Oliver J. Holmes dated November 1, 1998*(2)
10.4 Employment and Nondisclosure Agreement of Christopher J. Miller dated January 25, 1999*(5)
10.5 Employment and Nondisclosure Agreement of David J. Thibeau dated January 25, 1999*(5)
10.6     1998 Stock Incentive Plan*(4)
10.7     Employee Agreement of Dean R. Gavoni dated November 1, 2000*(6)
21       Subsidiaries of the Registrant(5)
23       Consent of Moss Adams LLP, Certified Public Accountants

* Management contract or compensatory plan.

(1)  Filed as exhibit to Form 10-QSB filed October 15, 1999.
(2)  Filed as exhibit to Form 10-KSB filed March 2, 1999.
(3)  Filed as exhibit to Form 10-KSB/A filed June 4, 1999.
(4)  Filed as exhibit to Form 10-QSB/A filed November 12, 1999.
(5)  Filed as exhibit to Form 10-KSB filed February 28, 2000.
(6)  Filed as exhibit to Form 10-KSB filed March 16, 2001.

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

                             NBG RADIO NETWORK, INC.,
                             a Nevada corporation

Date:  May 25, 2001          By:/s/JOHN A. HOLMES, III
                                -----------------------------------------------
                                John A. Holmes, III, Chief Executive Officer
                                and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  May 25, 2001          By:/s/JOHN A. HOLMES, III
                                -----------------------------------------------
                                John A. Holmes, III, Chairman, Board of
                                Directors; Chief Executive Officer
                                and President (Principal Executive Officer)

Date:  May 25, 2001          By:/s/JOHN J. BRUMFIELD
                                -----------------------------------------------
                                John J. Brumfield, Chief Financial
                                Officer and Secretary
                                (Principal Financial and Accounting Officer)


Date:  May 28, 2001          By:/s/PETER JACOBSEN
                                -----------------------------------------------
                                Peter Jacobsen, Director


Date:  May 28, 2001          By:/s/DICK VERSACE
                                -----------------------------------------------
                                Dick Versace, Director


Date:  May 31, 2001          By:/s/ERNIE CAPOBIANCO
                                -----------------------------------------------
                                Ernie Capobianco, Director

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number   Description of Exhibit
------   ----------------------

3.1      Restated Articles of Incorporation, as amended
3.2      Amended and Restated Bylaws of the Company(1)
4.1      Form of Common Stock Certificate(2)
4.2      Form of Warrants - Private Placement #1 (3)
10.1     Employee Agreement of John A. Holmes, III dated November 1, 1998*(2)
10.2     Employee Agreement of John J. Brumfield dated November 1, 1998*(2)
10.3     Employee Agreement of Oliver J. Holmes dated November 1, 1998*(2)
10.4 Employment and Nondisclosure Agreement of Christopher J. Miller dated January 25, 1999*(5)
10.5 Employment and Nondisclosure Agreement of David J. Thibeau dated January 25, 1999*(5)
10.6     1998 Stock Incentive Plan*(4)
10.7     Employee Agreement of Dean R. Gavoni dated November 1, 2000*(6)
21       Subsidiaries of the Registrant(5)
23       Consent of Moss Adams LLP, Certified Public Accountants

* Management contract or compensatory plan.

(1)  Filed as exhibit to Form 10-QSB filed October 15, 1999.
(2)  Filed as exhibit to Form 10-KSB filed March 2, 1999.
(3)  Filed as exhibit to Form 10-KSB/A filed June 4, 1999.
(4)  Filed as exhibit to Form 10-QSB/A filed November 12, 1999.
(5)  Filed as exhibit to Form 10-KSB filed February 28, 2000.
(6)  Filed as exhibit to Form 10-KSB filed March 16, 2001.