Form 10QSB/A
period 2001-02-28
NBG RADIO NETWORK INC
filed 2001-06-05
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         FORM 10-QSB/A (Amendment No. 1)
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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


     The registrant has one class of Common Stock 14,191,651 outstanding as of April 9, 2001.


     Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No [X].

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                         NBG RADIO NETWORK, INC.
                                                                  BALANCE SHEETS


                                     ASSETS
                                     ------
                                                                February 28      February 29      November 30
                                                                (Unaudited)      (Unaudited)       (Audited)
                                                               ------------     ------------     ------------
                                                                   2001             2000             2000
                                                               ------------     ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                    $   238,607      $   340,742      $   854,623
  Marketable equity securities, at fair value                            -          468,750                -
Receivables:
  Accounts receivable, net of allowance for
     Doubtful accounts of $60,000 in 2001 and                    3,919,712        2,691,601        3,913,699
$1,200 in 2000
  Unbilled receivable                                              172,865                -          195,739
  Note receivable                                                  167,200                -          167,200
  Related-party receivable                                           5,790           47,462           82,242
  Barter exchange receivables                                       81,880          144,934           81,881
  Sales representation agreements, net of                        2,972,086        2,098,774        3,190,003
amortization
  Prepaid expenses and other current assets                        232,539           27,557          127,558
                                                               ------------     ------------     ------------

           Total current assets                                  7,790,679        5,819,820        8,612,945
                                                               ------------     ------------     ------------

PROPERTY AND EQUIPMENT, net of accumulated                         179,373          192,853          188,896
depreciation



INTANGIBLE ASSETS, net of amortization                           1,158,688        1,539,655        1,253,930
                                                               ------------     ------------     ------------

          Total assets                                         $ 9,128,740      $ 7,552,328      $10,055,771
                                                               ============     ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Line of credit                                           $      400,000         $      -       $  400,000
  Accounts payable                                                 340,692          129,376          581,130
  Accrued liabilities                                                3,939           10,762          163,912
  Deferred programming revenue                                           -          500,000                -
  Sales representation agreement liabilities                     2,182,049        1,998,484        3,039,727
                                                               ------------     ------------     ------------

          Total current liabilities                              2,926,680        2,638,622        4,184,769
                                                               ------------     ------------     ------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;   50,000,000
common shares authorized
  13,321,831 and 12,160,293 common shares                           13,322           12,160           12,322
issued and outstanding and 5,000,000 preferred
shares authorized 0 issued and outstanding at
February 28, 2001 and February 29, 2000,
respectively
  Additional paid-in-capital                                     7,587,094        6,708,412        6,795,719
  Retained deficit                                             (1,398,816)       1,720,491)        (922,926)
  Stock subscription receivable                                        460         (55,125)         (14,113)
  Unrealized loss on marketable equity                                   -         (31,250)                -
securities, net of tax
                                                               ------------     ------------     ------------

          Total stockholders' equity                             6,202,060        4,913,706        5,871,002
                                                               ------------     ------------     ------------

          Total liabilities and stockholders' equity           $ 9,128,740      $ 7,552,328      $10,055,771
                                                               ============     ============     ============



See Accompanying Notes



                                                                                            NBG RADIO NETWORK, INC.
                                                                                           STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED FEBRUARY 28, 2001 and FEBRUARY 29,
                                                                     2000
                                                                  (Unaudited)
                                            --------------------------------------------------------
                                                     2001                           2000
                                            ------------------------     ---------------------------
REVENUES
  Advertising income                                   $  2,826,898                    $  1,849,007
  Kiosk income                                               89,500                          75,716
  Interest income                                             3,587                           5,260
                                            ------------------------     ---------------------------
          Total revenues                                  2,919,985                       1,929,983


DIRECT COSTS                                              2,104,854                       1,147,645
                                            ------------------------     ---------------------------
GROSS MARGIN                                                815,131                         782,338
                                            ------------------------     ---------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                               625,608                         367,244
  Travel and entertainment                                   91,680                          35,802
  Consulting and professional                               109,096                          94,681
  Advertising                                                13,909                          10,303
  Depreciation and amortization                             107,516                         106,540
  Postage and printing                                       30,311                          28,865
  Rent                                                       31,059                          24,347
  Interest                                                   16,321                             633
  Office supplies                                            22,796                          12,653
  Telephone                                                  24,899                          11,776
  Other expenses                                             92,826                          60,947
                                            ------------------------     ---------------------------
          Total general and                               1,166,021                         753,791
administrative expenses
                                            ------------------------     ---------------------------
Net income (loss) before provision for                    (350,890)                          28,547
income taxes

Provision for income taxes                                  125,000                               -
                                            ------------------------     ---------------------------

Net income (loss)                                     $   (475,890)                     $    28,547
                                            ========================     ===========================

Basic loss per share of common stock                   $     (0.04)                      $     0.00
                                            ========================     ===========================
Weighted average number of shares                        12,955,341                      12,160,293
outstanding
                                            ========================     ===========================


See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (Unaudited)



                                                                                                         Other
                                                       Additional                        Stock        Comprehen-
                                    Common Stock         Paid-In        Retained     Subscription        sive            Total
                                                         Capital         Deficit      Receivable        Income
                              ---------------------   ------------    -----------    ------------    ------------     -----------
                                Shares     Amount
                              ----------  ---------
BALANCE, November 30, 1998    10,490,700  $  10,490   $ 3,930,211     $ (484,763)     $ (180,757)              -      $3,275,181

Issuance of common shares for
business acquisition             350,000        350     1,266,650              -               -               -       1,267,000
Exercise of options and        1,319,593      1,320     1,511,550              -               -               -       1,512,870
warrants
Services provided for payment
of subscribed shares                   -          -             -              -          74,744               -          74,774
Net loss for the year                  -          -             -     (1,264,275)              -               -      (1,264,275)
Change in unrealized loss on
marketable securities                  -          -             -              -               -         (31,250)        (31,250)
                              ----------  ---------   ------------    -----------    ------------    ------------     -----------
BALANCE, November 30, 1999    12,160,293     12,160     6,708,411     (1,749,038)       (106,013)        (31,250)      4,834,270
Exercise of options              161,538        162        87,308              -               -               -          87,470
Services provided for payment
of subscribed shares                   -          -             -              -          91,900               -          91,900
Net income for the year                -          -             -        826,112               -               -         826,112
Change in unrealized loss on
marketable securities                  -          -             -              -               -          31,250          31,250
                              ----------  ---------   ------------    -----------    ------------    ------------     -----------
Balance November 30, 2000     12,321,831  $  12,322   $ 6,795,719    $  (922,926)    $   (14,113)    $         -      $5,871,002
Issuance of common shares        547,000        547       546,453              -               -               -         547,000
Exercise of options              453,000        453       244,922              -               -               -         245,375
Services provided for payment
of subscribed shares                   -          -             -              -          14,573               -          14,573
Net Income (Loss)                      -          -             -       (475,890)              -               -        (641,475)
                              ----------  ---------   ------------    -----------    ------------    ------------     -----------
Balance February 28, 2001     13,321,831  $  13,322    $7,587,094    $(1,398,816)    $       460     $         -      $6,202,060
                              ==========  =========   ============    ===========    ============    ============     ===========


See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                               FEBRUARY 28 and 29
                                                                   (Unaudited)
                                                         -------------------------------
                                                              2001              2000
                                                         -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/Loss                                         $   (475,890)     $     28,547
 Adjustments to reconcile net income/loss to cash from
operating activities:   Depreciation and amortization         107,516           106,540
  Services provided in payment of subscribed shares            14,573            50,888
 Changes in assets and liabilities:
  Accounts receivable                                          (6,013)            3,202
  Unbilled receivable                                          22,874          (570,394)
  Related party receivable                                     76,452
  Barter exchange receivable                                        1
  Prepaid expenses and other current assets                  (104,981)            2,721
  Sales representation agreements                             217,917          (943,085)
  Payments on programming contract liabilities               (857,678)          842,795
  Accounts payable                                           (240,438)          (50,273)
  Accrued liabilities                                        (159,973)          (20,853)
                                                         -------------     -------------

       Net cash from operating activities                  (1,405,640)         (549,912)
                                                         -------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock                               $    547,000      $          -
  Stock options exercised                                     245,375                 -
  Acquisition of property and equipment                       (2,751)            (1,438)
                                                         -------------     -------------

       Net cash from investing activities                     789,624            (1,438)
                                                         -------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES

       Net cash from financing activities                        -                    -
                                                         -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                             (616,016)         (551,350)
CASH, beginning of year                                       854,623           892,092
                                                         -------------     -------------

CASH, end of year                                        $    238,607      $    340,742
                                                         =============     =============


                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                               FEBRUARY 28 and 29
                                                                   (Unaudited)
                                                         -------------------------------
                                                              2001              2000
                                                         -------------     -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid for interest                                 $     16,321      $        633
                                                         =============     =============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
  Capitalization of programming contract assets and
  recognition of related liabilities                     $    288,000      $  1,138,996
                                                         =============     =============
  Issuance of common stock for services, net of stock    $     14,573      $     50,888
  subscription receivable ($460 and ($55,125))
                                                         =============     =============



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

NOTE 2 -  PRINCIPLES OF CONSOLIDATION

       The interim consolidated financial statements include the accounts NBG Radio Network, Inc. and its wholly owned subsidiaries, NBG Solutions, Inc., NBG Travel Exclusives, Inc. and NBG Interactive, Inc., after elimination of inter-company transactions and balances.

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

      REVENUES. Total revenues for the three months ended February 28, 2001 were $2,919,985 compared to revenues of $1,929,983 for the same period in 1999, representing an increase of $990,002, or 51%. This increase was principally due to the Company's acquisition of sales representation agreements over the last six months. The sales representation agreements allow the Company to sell commercial broadcast inventory on behalf of an independent third party program producer. In exchange for this service the Company keeps a commission based upon the advertising time sold within the program. Thus, the increase in inventory available for sale by the Company has resulted in significant revenue growth. In addition to this, the Company has continued to grow its network of radio station affiliates airing their programs. Not only has the Company been able to increase its listening audience, it also has been successful in adding stations in the top media markets. The combination of more listeners in top markets has enabled the Company to charge higher rates for its commercial broadcast time. The increase in rates has led to an increase in revenues.

      DIRECT COSTS. Direct costs for the three months ended February 28, 2001 and 2000 were $2,104,854 and $1,147,645, respectively, representing an increase of $957,209, or 83%. The increase is due primarily to the increase in the number of programs and services the Company currently provides. Since September of 2000 the Company has added 16 new programs or services to its lineup. These additions have led to the increase in the total cost of producing the Company's programs. Long-form programs are more expensive to produce due to the increased cost of delivery of the program via satellite and the extra telephone charges incurred for caller driven programs. Short-form programs are distributed on CD via the mail, a much less expensive form of distribution.

      GROSS MARGIN. Gross margin for the three months ended February 28, 2001 was $815,131, an increase of $32,793, or 4%, compared to the same period 2000. The increase in gross margin during the first quarter of 2001 was principally due to the Company's significant increase in total revenues for the first three months of 2001. As a percentage of total revenues, gross margin was 28% in 2001 and 41% 2000. The primary reason for the decrease in percentage is that the Company acquired a majority of its new programs and services during the fourth quarter of 2000. In the Company's industry, commercial advertising is typically sold six to twelve months in advance. As a result, the Company will begin to recognize revenues for these new programs in the second and third quarters of 2001. However, the Company has and will continue to have production costs associated with these programs in the interim periods. Gross margin percentage will be reduced until revenues are recognized for the remainder of 2001.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended February 28, 2001 was $1,166,021, representing an increase of $412,230, or 55% over the same period in 2000. The increase is partially due to an increase in wages and employee benefits of $258,364, or 70%, from $367,244 for the three months ended February 29, 2000 to $625,608 for the same period in 2001. This increase is mainly due to the increase in staff size necessary to support the growth of the Company. Management also decided to provide additional benefits to its employees, including life insurance, disability insurance, and an increase in health and medical benefits. Travel and entertainment increased 156% from $35,802 in 2000 to $91,680 in 2001, due to the increased size of the Company's advertising and affiliate sales staff. The increased travel led to an increase in advertising sales and the number of radio station affiliates in top media markets airing the Company's programs. Management expects general and administrative expenses to continue growing as the Company pursues acquisition of new programming and continues to develop existing programs.

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

      In January 2001 the Company completed a private placement of 547,000 units at $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable immediately. The warrants are exercisable for $1.50 and expire on January 19, 2003. The Company received proceeds of $547,000 from the private placement.


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


PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities
------------------------------
(c) In January 2001, the Company completed a private placement of 547,000 units at $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable immediately. The warrants are exercisable for $1.50 and expire on January 19, 2003. The Company received proceeds of $547,000 from the private placement. The private placement was made to a single accredited investor and was exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and under Rule 506 of Regulation D.



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


(b) No reports on Form 8-K were required to be filed during the quarter ended February 28, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NBG RADIO NETWORK, INC.,
                         a Nevada corporation

Date:  June 4, 2001      By:      /s/ John J. Brumfield
                                  ----------------------------------------------
                                  John J. Brumfield, Chief Financial Officer
                                  Vice President, Finance
                                  (Principal Financial and Accounting Officer)