Form 10QSB
period 2001-05-31
NBG RADIO NETWORK INC
filed 2001-07-16
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Quarterly Period Ended May 31, 2001
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


     The registrant has one class of Common Stock with 14,385,651 shares outstanding as of July 13, 2001.


     Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No [X].

PART I - FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements
-----------------------------                            NBG RADIO NETWORK, INC.
                                                                  BALANCE SHEETS


                                     ASSETS
                                     ------
                                                        May 31                 May 31            November 30
                                                      (Unaudited)           (Unaudited)           (Audited)
                                                  ------------------     -----------------    -----------------
                                                         2001                   2000                 2000
                                                  ------------------     -----------------    -----------------
CURRENT ASSETS
  Cash and cash equivalents                             $   548,832            $  480,948           $  854,623
  Marketable equity securities, at fair
    value                                                         -               468,750                    -
Receivables:
  Accounts receivable, net of allowance
    for doubtful accounts of $60,000 in
    2001 and $1,200 in 2000                               4,766,063             3,536,402            3,913,699
  Unbilled receivable                                       152,865                     -              195,739
  Note receivable                                           167,200               167,200              167,200
  Related-party receivable                                    5,790                99,742               82,242
  Barter exchange receivables                                81,880               171,494               81,881
  Sales representation agreements, net of
    amortization                                          2,243,920             1,633,670            3,190,003
  Prepaid expenses and other current
    assets                                                  457,539                28,724              127,558
                                                  ------------------     -----------------    -----------------

           Total current assets                           8,424,089             6,586,930            8,612,945
                                                  ------------------     -----------------    -----------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation                                  170,482               209,923              188,896



INTANGIBLE ASSETS, net of
  amortization                                            1,063,446             1,444,413            1,253,930
                                                  ------------------     -----------------    -----------------

          Total assets                                $   9,658,017           $ 8,241,266         $ 10,055,771
                                                  ==================     =================    =================








                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Line of credit                                    $      500,000         $           -           $  400,000
  Accounts payable                                          536,490               252,197              581,130
  Accrued liabilities                                         3,216                10,323              163,912
  Deferred programming revenue                                    -               500,000                    -
  Sales representation agreement
    liabilities                                           1,751,915             1,327,559            3,039,727
                                                  ------------------     -----------------    -----------------

          Total current liabilities                       2,791,621             2,090,079            4,184,769
                                                  ------------------     -----------------    -----------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
   50,000,000 common shares authorized
   14,321,651 and 12,220,293 common shares
   issued and outstanding and
   5,000,000 preferred shares authorized
   0 issued and outstanding at May 31,
   2001 and 2000, respectively                               14,322                12,220               12,322
  Additional paid-in-capital                              9,016,881             6,740,852            6,795,719
  Retained deficit                                      (1,937,267)             (520,726)            (922,926)
  Stock subscription receivable                           (227,540)              (49,909)             (14,113)
  Unrealized loss on marketable equity
   securities, net of tax                                         -              (31,250)                    -
                                                  ------------------     -----------------    -----------------

          Total stockholders' equity                      6,866,396             6,151,187            5,871,002
                                                  ------------------     -----------------    -----------------

          Total liabilities and stockholders'
            equity                                     $  9,658,017          $  8,241,266         $ 10,055,771
                                                  ==================     =================    =================



See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED MAY          SIX MONTHS ENDED MAY 31, 2001
                                             31, 2001 and MAY 31, 2000               and MAY 31, 2000
                                                    (Unaudited)                        (Unaudited)
                                          -------------------------------    -------------------------------
                                               2001             2000              2001             2000
                                          -------------    --------------    -------------    --------------
REVENUES
  Advertising income                      $  3,322,821      $  3,414,227     $   6,149,719         5,263,234
  Kiosk income                                 432,684            42,630           522,184           118,346
  Interest income                                  531                32             4,118             5,292
                                          -------------    --------------    --------------     -------------
          Total revenues                     3,756,036         3,456,889         6,676,021         5,386,872


DIRECT COSTS                                 2,780,662         1,858,824         4,885,516         3,006,469
                                          -------------    --------------    --------------     -------------
GROSS MARGIN                                   975,374         1,598,065         1,790,505         2,380,403
                                          -------------    --------------    --------------     -------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                  921,620           397,394         1,547,228           764,638
  Travel and entertainment                      81,099            52,812           172,779            88,614
  Consulting and professional                  394,528           114,024           503,624           208,705
  Advertising                                    9,198            12,208            23,107            22,511
  Depreciation and amortization                107,648           110,366           215,164           216,906
  Postage and printing                          31,355            41,330            61,666            70,195
  Rent                                          15,893            24,689            46,952            49,036
  Interest                                       4,357               857            20,678             1,490
  Office supplies                               10,253            14,690            33,049            27,343
  Telephone                                     27,965            28,301            52,864            40,077
  Other expenses                                34,909            26,613           127,735            87,560
                                          -------------    --------------    --------------     -------------
          Total general and
            administrative expenses          1,638,825           823,284         2,804,846         1,577,075
                                          -------------    --------------    --------------     -------------
Net income (loss) before
  provision for income taxes                 (663,451)           774,781       (1,014,341)           803,328

Provision for income taxes                   (125,000)                 -                 -                 -
                                          -------------    --------------    --------------     -------------

Net income (loss)                           $(538,451)       $   774,781      $(1,014,341)      $    803,328
                                          =============    ==============    ==============     =============

Basic loss per share of common
  stock                                    $    (0.04)        $     0.06      $     (0.08)       $      0.07
                                          =============    ==============    ==============     =============
Weighted average number of
  shares outstanding                        13,897,275        12,190,293        13,500,106        12,175,293
                                          =============    ==============    ==============     =============


See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (Unaudited)



                                                                                          Stock          Other
                                                          Additional     Retained      Subscription   Comprehen-
                                     Common Stock          Paid-In        Deficit      Receivable        sive           Total
                                                           Capital                                      Income
                               -----------------------   ------------   ------------   ------------   ------------    -----------
                                 Shares      Amount
                               -----------  ----------
BALANCE, November 30, 1998     10,490,700   $  10,490    $ 3,930,211    $  (484,763)    $  (180,757)            -     $3,275,181

Issuance of common shares for
  business acquisition            350,000         350      1,266,650               -              -             -      1,267,000
Exercise of options and         1,319,593       1,320      1,511,550               -              -             -      1,512,870
  warrants
Services provided for payment
  of subscribed shares                              -              -               -              -        74,744         74,744
Net loss for the year                   -           -              -     (1,264,275)              -             -     (1,264,275)
Change in unrealized loss on
  marketable securities                 -           -              -               -              -       (31,250)       (31,250)
                               -----------  ----------   ------------   ------------   ------------   ------------    -----------
BALANCE, November 30, 1999     12,160,293      12,160      6,708,411     (1,749,038)       (106,013)      (31,250)     4,834,270
Exercise of options               161,538         162         87,308               -              -             -         87,470
Services provided for payment
  of subscribed shares                  -           -              -               -         91,900             -         91,900
Net income for the year                 -           -              -         826,112              -             -        826,112
Change in unrealized loss on
  marketable securities                 -           -              -               -              -        31,250         31,250
                               -----------  ----------   ------------   ------------   ------------   ------------    -----------
Balance November 30, 2000      12,321,831   $  12,322    $ 6,795,719    $  (922,926)   $    (14,113)  $         -     $5,871,002
Issuance of common shares       1,351,920       1,352      1,713,279               -                            -      1,714,631
Exercise of options               517,900         518        280,013               -                            -        280,531
Services provided for payment
  of subscribed shares            130,000         130        227,870               -       (213,427)            -         14,573
Net Income (Loss)                       -           -              -      (1,014,341)             -             -     (1,014,341)
                               -----------  ----------   ------------   ------------   ------------   ------------    -----------
Balance May 31, 2001           14,321,651   $  14,322    $ 9,016,881    $ (1,937,267)  $   (227,540   $         -    $ 6,866,396
                               ===========  ==========   ============   ============   ============   ============    ===========


See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED MAY 31
                                                                    (Unaudited)
                                                           -----------------------------
                                                               2001             2000
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income/Loss                                         $ (1,014,341)      $  803,328
  Adjustments to reconcile net income/loss to cash from
    operating activities:
  Depreciation and amortization                                215,164          216,906
  Services provided in payment of subscribed shares             14,573           56,104
  Changes in assets and liabilities:
     Accounts receivable                                      (852,364)      (1,415,195)
     Loan receivable                                                 -         (167,200)
     Unbilled receivable                                        42,874                -
     Related party receivable                                   76,452          (52,280)
     Barter exchange receivable                                      1          (23,358)
     Prepaid expenses and other current assets                (329,981)           1,554
     Sales representation agreements                           946,083         (477,981)
     Payments on programming contract liabilities           (1,287,812)         596,854
     Accounts payable                                          (44,640)          72,548
     Accrued liabilities                                      (160,696)         (21,292)
                                                           ------------     ------------

          Net cash from operating activities                (2,394,687)        (410,012)
                                                           ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock                                 $ 1,714,631       $   32,500
  Stock options exercised                                      280,531                -
  Acquisition of property and equipment                         (6,266)         (33,632)
                                                           ------------     ------------

          Net cash from investing activities                 1,988,896           (1,132)
                                                           ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances on line of credit                               100,000                -
                                                           ------------     ------------

          Net cash from financing activities                   100,000                -
                                                           ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                              (305,791)        (411,144)
CASH, beginning of year                                        854,623          892,092
                                                           ------------     ------------

CASH, end                                                  $   548,832      $   480,948
                                                           ============     ============



                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED MAY 31
                                                                    (Unaudited)
                                                           -----------------------------
                                                               2001             2000
                                                           ------------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                $    20,678      $     1,490
                                                           ============     ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
     Capitalization of programming contract assets and
       recognition of related liabilities                  $   288,000      $ 1,354,994
                                                           ============     ============
     Issuance of common stock for services, net of stock
       subscription receivable (($227,540)  and
       ($55,125))                                          $    14,573      $    56,104
                                                           ============     ============


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

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Company's annual report will contain audited financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months anfd six months ended May 31, 2001 are not necessarily indicative of results to be anticipated for the year ending November 30, 2001.

NOTE 3       -  EARNINGS PER COMMON SHARE

Earnings per common share is calculated by dividing net income by the weighted average shares outstanding.

NOTE 4       - SUBSEQUENT EVENTS

On June 29, 2001 the Company completed its acquisition (the "Acquisition") of Glenn Fisher Entertainment Corporation, a California corporation ("Fisher Entertainment"). The Acquisition was made pursuant to a Stock Purchase Agreement dated October 6, 2000, as amended (the "Agreement"), among the Company, Fisher Entertainment, and Glenn Fisher.

The Company acquired Fisher Entertainment by purchasing the outstanding stock held by its founder and sole shareholder, Glenn Fisher, for approximately $5.3 million in cash. The amount and terms of the consideration were determined through arms-length negotiations among the parties. The acquisition was financed through a $6.2 million credit facility with MCG Finance Corporation. The credit facility is secured by all of the assets of the Company - including the stock of the Company's subsidiaries - and is structured to allow for the possibility of an additional $10 million in funding to finance future strategic acquisitions.

Fisher Entertainment is engaged in the business of creating, producing and distributing syndicated radio programs and services and affiliating radio stations and providing related products and services. The assets of Fisher Entertainment include advertising rights, radio syndication rights, and employment contracts. The Acquisition also includes certain physical property used by Fisher Entertainment in the operation of its business. The Company intends that Fisher Entertainment continue to use the physical property in the operation of its business.

Glenn Fisher will hold no formal management position with the Company or Fisher Entertainment, but has signed a three-year exclusive consulting contract with Fisher Entertainment.


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

o    Ability to maintain and establish new relations with radio stations

o    Ability to predict public taste with respect to entertainment programs

Three Months and Six Months Ended May 31, 2001 and 2000
-------------------------------------------------------

      Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended November 30, 2000, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month and six-month periods ended May 31, 2001, compared to the results of operations for the three-month and six-month periods ended May 31, 2000, and to changes in the Company's financial condition from November 30, 2000 to May 31, 2001.

      REVENUES. Total revenues for the three months ended May 31, 2001 were $3,756,036 compared to revenues of $3,456,889 for the same period in 2000, representing an increase of $299,147, or 8%. This increase was principally due to NBG Solutions, Inc. increasing its total sales from $42,630 for the three months ended May 31, 2000 to $432,684 for the three months ended May 31, 2001. Total revenues for the six months ended May 31, 2001 were $6,676,021 compared to total revenues of $5,386,872 for the same period in 2000, representing an increase of $1,289,149, or 24%. This increase was due to the Company's acquisition of sales representation agreements and new programming over the last six months. Sales representation agreements are a great way for the Company to complement its current programming lineup. The sales representation agreements allow the Company to sell commercial broadcast inventory on behalf of an independent third party program producer. In exchange for this service the Company keeps a commission based upon the advertising time sold within the program. Thus, through these new agreements and new programming there has been an increase in inventory available for sale by the Company. In addition to this, the Company's has continued to grow its network of radio station affiliates airing their programs. Not only has the Company been able to increase its listening audience it has been successful in adding stations in the top media markets. The combination of more listeners in top markets has enabled the Company to charge more for its commercial broadcast time. The increase in rates has led to an increase in revenues. Finally, the Company's wholly owned subsidiary NBG Solutions, Inc. has increase it's revenue from $118,346 in 2000 to $522,184 in 2001.

      DIRECT COSTS. Direct costs for the three months ended May 31, 2001 and 2000 were $2,780,662 and $1,858,824, respectively, representing an increase of $921,838 , or 50% . Direct costs for the six months ended May 31, 2001 and 2000 were $4,885,516 and $3,006,469, respectively, representing an increase of $1,879,047, or 63%. The increase for the 3-month and six-month periods is due primarily to the increase in the number of programs and services the Company currently provides. Since September of 2000 the Company has added 16 new programs or services to its lineup. These additions have lead to the increase in the total cost of producing the Company's programs. Long-form programs are more expensive to produce due to the increase cost of delivery of the program via satellite and the extra telephone charges incurred for caller driven programs. Short-form programs are distributed on CD via the mail, a much less expensive form of distribution.

      GROSS MARGIN. Gross margin for the three months ended May 31, 2001 was $975,374, a decrease of $622,691, or 39%, compared to the same period in 2000. Gross margin for the six months ended May 31, 2001 was $1,790,505, a decrease of $589,898, or 25%, compared to the same period in 2000. The primary reason for the decrease for the three-month and six-month periods is that the Company acquired a majority of its new programs and services during the fourth quarter of 2000. In the Company's industry it is typical to sell commercial advertising six to twelve months in advance. As a result, the Company will begin to recognize revenues for these new programs in the third quarter of 2001. However, the Company has and will continue to have production costs associated with these programs in the interim periods. Gross margin percentage will be reduced until revenues are recognized for the remainder of 2001.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 31, 2001 was $1,638,825, representing an increase of $815,541, or 99%, over the same period in 2000. For the six months ended May 31, 2001 general and administrative expenses increased $1,227,771, or 78%, over the same period in 2000. The increase for the three-month and six-month periods is due to increased wages and employee benefits and professional fees. This increase is mainly due to the increase in staff size necessary to support the growth of the Company. Management also decided to provide additional benefits to its employees, including life insurance, disability insurance, and an increase in health and medical benefits. In addition, professional fees have increased due to a new investor relations campaign and additional legal and accounting fees related to the acquisition of new programming.

      INCOME TAXES. During the three months ended February 28, 2001, the Company paid $125,000 in estimated income taxes. Due to loss carry forwards there was no provision for income taxes during the three months and six months ended May 31, 2001

      NET LOSS AND EARNINGS PER SHARE. Net loss for the three months ended May 31, 2001 was $538,451, or $.04 per share, compared to net income of $774,781, or $.06 per share, for the same period in 2000. Net loss for the six months ended May 31, 2001 was $1,014,341, or $.08 per share, compared to net income of $803,328, or $.07 per share, for the same period in 2000. The loss for the three-month and six-month periods in 2001 was mainly due to the addition of many new programs that will not recognize any revenue until later in 2001 but will continue to have production expenses in the interim periods.

      Earnings per share are based upon a weighted average of 13,897,275 and 12,190,293 shares outstanding on May 31, 2001 and May 31, 2000, respectively.

Liquidity and Capital Resources
-------------------------------

      Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at May 31, 2001 was $5.63 million compared to $4.50 million at May 31, 2000. The increase in working capital was primarily due to an increase in accounts receivable in connection with the growth in total revenues of the Company.

      In January 2001 the Company completed a private placement of 547,000 units at $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable immediately. The warrants are exercisable for $1.50 and expire on January 19, 2003. The Company received proceeds of $547,000 from the private placement.

      In March of 2001 the Company completed a private placement of 204,920 units at $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable September 5, 2001. The warrants are exercisable for $1.50 and expire on March 5, 2003. The Company received proceeds of $204,920 from the private placement.

      In March of 2001 the Company completed a private placement of 600,000 units at $1.75 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable immediately. The warrants are exercisable for $2.00 and expire on March 31, 2003. The Company received $1,050,000 from the private placement.

      On June 29, 2001, the Company acquired Glenn Fisher Entertainment Corporation for approximately $5.3 million in cash. The acquisition was financed through a $6.2 million credit facility with MCG Finance Corporation. The credit facility retired the Company's $500,000 line of credit with Western Bank. The credit facility is secured by all of the assets of NBG - including the stock of NBG's subsidiaries - and is structured to allow for the possibility of an additional $10 million in funding to finance future strategic acquisitions. Amounts outstanding under the credit facility accrue interest at a variable rate, currently 14.71% per annum. Under the terms of the credit facility, the Company is prohibited from paying dividends on its common stock. The credit facility terminates in June 2006.

      Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through November 30, 2001. The Company's management further believes it has sufficient liquidity to implement its expansion and acquisition strategies.

PART II - OTHER INFORMATION
---------------------------

Item 2. Changes in Securities
-----------------------------
      (c) In March 2001, the Company completed a private placement of 204,920 units at $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable after September 5, 2001. The warrants are exercisable for $1.50 per share and expire on March 5, 2003. The private placement was made to four accredited investors, who are currently officers with the Company, and was exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and under Rule 506 of Regulation D.

      In March 2001, the Company completed a private placement of 600,000 units at $1.75 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable immediately. The warrants are exercisable for $2.00 per share and expire on March 31, 2003. The private placement was made to five accredited investors and was exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and under Rule 506 of Regulation D.



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
      (b) No reports on Form 8-K were required to be filed during the quarter ended May 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NBG RADIO NETWORK, INC.,
                                a Nevada corporation

Date:  July 16, 2001            By:/s/JOHN J. BRUMFIELD
                                   -------------------------------------------
                                   John J. Brumfield, Chief Financial Officer
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer)