Form 10QSB
period 2001-08-31
NBG RADIO NETWORK INC
filed 2001-10-15
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2001  Commission File Number:  0-24075


                             NBG RADIO NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                       88-0362102
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


     The registrant has one class of Common Stock with 14,385,651 shares outstanding as of October 12, 2001.


     Transitional Small Business Issuer Disclosure Format (check one):
                                                                Yes [ ]  No [X].

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                         NBG RADIO NETWORK, INC.
                                                                  BALANCE SHEETS


                                     ASSETS
                                     ------
                                                         August 31                 August 31           November 30,
                                                            2001                      2000                 2000
                                                  -------------------------     -----------------    ------------------
                                                        (Unaudited)               (Unaudited)            (Audited)
CURRENT ASSETS
  Cash and cash equivalents                                    $   399,623             $ 565,956            $  854,623
Receivables:
  Accounts receivable, net of allowance
    for doubtful accounts of $60,000 at
    August 31, 2001 and November 30,
    2000; $1,200 August 31, 2000                                 4,467,040             4,071,176             3,913,699
  Unbilled receivable                                                    -                     -               195,739
  Note receivable                                                  167,200               167,200               167,200
  Related-party receivable                                         219,790               107,674                82,242
  Barter exchange receivables                                      102,054               109,074                81,881
  Sales representation agreements, net of
    amortization                                                   497,776             1,168,566             3,190,003
  Prepaid expenses and other current
    assets                                                         261,399                27,557               127,558
                                                  -------------------------     -----------------    ------------------

           Total current assets                                  6,114,882             6,217,203             8,612,945
                                                  -------------------------     -----------------    ------------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation                                         172,255               201,426               188,896



INTANGIBLE ASSETS, net of
  amortization                                                   6,666,095             1,349,171             1,253,930
                                                  -------------------------
                                                                                -----------------    ------------------

          Total assets                                      $   12,953,232           $ 7,767,800          $ 10,055,771
                                                  =========================     =================    ==================




         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
                                                         August 31                 August 31           November 30,
                                                            2001                      2000                 2000
                                                  -------------------------     -----------------    ------------------
                                                        (Unaudited)               (Unaudited)            (Audited)

CURRENT LIABILITIES
   Line of credit                                               $        -            $   50,000            $  400,000
  Accounts payable                                                 928,083               302,958               581,130
  Accrued liabilities                                              176,339                 9,831               163,912
  Sales representation agreement
    liabilities                                                    365,588               948,069             3,039,727
                                                  -------------------------     -----------------    ------------------

          Total current liabilities                              1,470,010             1,310,858             4,184,769
                                                  -------------------------     -----------------    ------------------

OTHER LIABILITIES
  Long-term debt, net of discount                                4,121,667                     -                     -
                                                  -------------------------     -----------------    ------------------

          Total other liabilities                                4,121,667                     -                     -
                                                  -------------------------     -----------------    ------------------

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
and unissued
Common stock, $.001 par value;
50,000,000 common shares authorized
14,385,651, 12,273,828, and    12,321,831
common shares issued and outstanding at August
31, 2001, August 31, 2000, and November 30,
2000, respectively                                                  14,386                12,273                12,322
  Additional paid-in capital                                    11,290,610             6,769,799             6,795,719
  Retained deficit                                              (3,715,901)             (310,064)             (922,926)
  Stock subscription receivable                                   (227,540)              (15,066)              (14,113)
                                                  -------------------------     -----------------    ------------------

          Total stockholders' equity                             7,361,555             6,456,942             5,871,002
                                                  -------------------------     -----------------    ------------------

          Total liabilities and stockholders'
            equity                                           $  12,953,232            $7,767,800          $ 10,055,771
                                                  =========================     =================    ==================



See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED August 31,                     NINE MONTHS ENDED August 31,
                                          ---------------------------------------    ---------------------------------------------
                                                 2001                   2000               2001                       2000
                                          -----------------    ------------------    -------------------     ---------------------
                                              (Unaudited)          (Unaudited)           (Unaudited)              (Unaudited)
REVENUES
  Advertising income                          $  3,300,823          $  2,806,192         $    9,450,542             $   8,069,426
  Kiosk income                                     385,493               300,800                907,677                   419,146
  Interest income                                    1,834                   140                  5,952                     5,432
                                          -----------------    ------------------    -------------------     ---------------------
          Total revenues                         3,688,150             3,107,132             10,364,171                 8,494,004


DIRECT COSTS                                     3,037,390             1,893,136              8,068,697                 4,474,621
                                          -----------------    ------------------    -------------------     ---------------------
GROSS MARGIN                                       650,760             1,213,996              2,295,474                 4,019,383
                                          -----------------    ------------------    -------------------     ---------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                      791,922               520,056              2,193,359                 1,284,694
  Travel and entertainment                          79,039                58,132                251,818                   146,746
  Consulting and professional                      697,376               135,142              1,201,000                   343,847
  Advertising                                       26,181                24,933                 49,288                    47,444
  Depreciation and amortization                    410,756               108,196                625,920                   325,102
  Postage and printing                              33,227                52,298                 94,893                   122,493
  Rent                                              36,040                26,465                 82,992                    75,501
  Interest                                         254,437                 1,487                275,115                     2,977
  Office supplies                                    9,973                18,562                 43,022                    45,905
  Telephone                                         17,256                26,649                 70,120                    66,726
  Other expenses                                    73,187                31,414                200,922                   118,974
                                          -----------------    ------------------    -------------------     ---------------------
          Total general and
            administrative expenses              2,429,394             1,003,334              5,088,449                 2,580,409
                                          -----------------    ------------------    -------------------     ---------------------
Net income (loss) before
  provision for income taxes                   (1,778,634)               210,662            (2,792,975)                 1,438,974

Provision for income taxes                               -                     -                      -                         -
                                          -----------------    ------------------    -------------------     ---------------------

Net income (loss)                             $(1,778,634)           $   210,662        $   (2,792,975)             $   1,438,974
                                          =================    ==================    ===================     =====================

Basic earnings (loss) per share of
common stock                                   $    (0.12)            $     0.02          $      (0.20)               $      0.11
                                          =================    ==================    ===================     =====================
Diluted earnings (loss) per share of
common stock                                   $    (0.12)            $     0.01          $      (0.20)               $      0.10
                                          =================    ==================    ===================     =====================
Weighted average number of shares
outstanding - basic                             14,365,851            12,190,293             13,791,470                12,175,293
                                          =================    ==================    ===================     =====================
Weighted average number of
shares outstanding - diluted                    14,365,851            14,659,301             13,791,470                14,522,689
                                          =================    ==================    ===================     =====================


See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (Unaudited)



                                                                                           Stock          Other
                                                           Additional      Retained     Subscription   Comprehen-
                                      Common Stock          Paid-In        Deficit       Receivable        sive           Total
                                                            Capital                                      Income
                                -----------------------   ------------   ------------   ------------   ------------    -----------
                                  Shares      Amount
                                -----------  ----------
BALANCE, November 30, 1998      10,490,700   $  10,490    $ 3,930,211    $ (484,763)    $ (180,757)              -     $3,275,181

Issuance of common shares for
  business acquisition             350,000         350      1,266,650              -              -
                                                                                                                 -      1,267,000
Exercise of options and          1,319,593       1,320      1,511,550              -              -              -
warrants                                                                                                                1,512,870
Services provided for payment
of subscribed shares                     -           -              -              -         74,744              -         74,744
Net loss for the year                    -           -              -    (1,264,275)              -              -     (1,264,275)
Change in unrealized loss on
  marketable securities                  -           -              -              -              -       (31,250)        (31,250)
                                -----------  ----------   ------------   ------------   ------------   ------------    -----------
BALANCE, November 30, 1999      12,160,293      12,160      6,708,411    (1,749,038)      (106,013)       (31,250)      4,834,270
Exercise of options                161,538         162         87,308              -              -              -         87,470
Services provided for payment
of subscribed shares                     -           -              -              -         91,900              -         91,900
Net income for the year                  -           -              -        826,112              -              -        826,112
Change in unrealized loss on
  marketable securities                  -           -              -              -              -         31,250         31,250
                                -----------  ----------   ------------   ------------   ------------   ------------    -----------

BALANCE, November 30, 2000      12,321,831   $  12,322    $ 6,795,719      (922,926)    $  (14,113)       $      -     $5,871,002
Issuance of common shares        1,351,920       1,352      1,800,568              -              -              -      1.801,920
Exercise of options                577,590         578        312,457              -              -              -        313,035
Issuance of common shares for
services                           134,000         134        231,870              -      (228,000)              -          4,000
Services provided for payment
of subscribed shares                     -           -              -              -                             -
                                                                              14,537                       14,573
Allocated value of option for                                                                                           2,150,000
warrants                                 -           -      2,150,000              -              -              -
Net Loss                                             -              -    (2,792,975)                             -
                                         -                                                        -                    (2,792,975)
                                -----------  ----------   ------------   ------------   ------------   ------------    -----------
BALANCE, August 31, 2001        14,385,651   $  14,386    $11,290,610   $(3,715,901)     $(227,540)      $       -     $7,361,555
                                ===========  ==========   ============   ============   ============   ============    ===========


See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED AUGUST 31
                                                                                  (Unaudited)
                                                                  ---------------------------------------------
                                                                          2001                     2000
                                                                  ----------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                       $ (2,792,975)            $ 1,438,974
  Adjustments to reconcile net income (loss) to cash from
operating activities: Depreciation and amortization                             625,920                325,102
     Shares issued for services                                                   4,000
     Amortization of long-term debt discount to interest expense                 71,667                      -
     Services provided in payment of subscribed shares                           14,573                 90,947
     Sales representation contract agreement amortization, net
of acquisition adjustments                                                    2,440,473               (12,877)
  Changes in assets and liabilities:
     Accounts receivable                                                      (546,341)            (1,949,969)
     Loan receivable                                                                  -              (167,200)
     Unbilled receivables                                                       195,739                      -
     Barter exchange receivable                                                (20,173)                 39,062
     Prepaid expenses and other assets                                        (283,841)                  2,721
     Securities available for sale                                                    -                468,750
     Deferred programming revenue                                                     -              (500,000)
     Payments on sales representation agreement liabilities                 (2,962,139)              (207,620)
     Accounts payable                                                           269,214                123,309
     Accrued liabilities                                                         12,427               (21,784)
                                                                  ----------------------     ------------------

          Net cash from operating activities                                (2,971,456)              (370,585)
                                                                  ----------------------     ------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Related-party receivables                                         $           (137,548)            $  (60,212)
  Unrealized gain on investment security                                              -                 31,250
  Net cash paid for acquisition of Glenn Fisher Entertainment
Corporation                                                                 (5,253,689)                      -
  Acquisition of property and equipment                                         (7,262)               (38,089)
                                                                  ----------------------     ------------------

          Net cash from investing activities                                (5,398,499)               (67,051)
                                                                  ----------------------     ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings of long-term debt                                                6,200,000                      -
  Issuance of common stock                                                    1,801,920                 61,500
  Proceeds from stock options exercised and issuance of common
stock                                                                           313,035                      -
  Shares issued for services                                                      4,000                      -
  Discount on debt                                                            2,150,000                      -
  Net (payments) advances on line of credit                                   (400,000)                 50,000

          Net cash from financing activities                                  7,914,955                111,500
                                                                  ----------------------     ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                              (455,000)              (326,136)
CASH, beginning of year                                                         854,623                892,092
                                                                  ----------------------     ------------------
CASH, end                                                                   $   399,623             $  565,956
                                                                  ======================     ==================




                                                                                            NBG RADIO NETWORK, INC.
                                                                                           STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED AUGUST 31
                                                                 -------------------------------------------
                                                                         2001                    2000
                                                                 ----------------------     ----------------
                                                                      (Unaudited)              (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $     48,188           $   1,487
                                                                 ======================     ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
     Capitalization of programming contract assets and
       recognition of related liabilities                                 $    288,000          $ 1,354,994
                                                                 ======================     ================
     Allocated value of issued option to acquire warrants to
additional paid-in capital                                               $   2,150,000             $      -
                                                                 ======================     ================
     Issuance of common stock for services, net of stock
       subscription receivable                                            $    228,000             $      -
                                                                 ======================     ================



See Accompanying Notes

NOTE 1       - ORGANIZATION AND BUSINESS ACTIVITY

         NBG Radio Network, Inc. (the "Company") was organized under the laws of the state of Nevada on March 27, 1996, with the name of Nostalgia Broadcasting Corporation. In January 1998, the stockholders approved the Company's name change to NBG Radio Network, Inc. The Company creates, produces, distributes and is a sales representative for national radio programs, and offers other miscellaneous services to radio stations. The Company offers radio programs to the radio stations in exchange for commercial broadcast time, which the Company sells to national advertisers.

NOTE 2       -  BASIS OF PRESENTATION

         The accompanying financial statements of NBG Radio Network, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2000. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair presentation have been included in the interim period. Certain reclassifications have been made to prior period financial statements to conform to current period financial statement presentation.

         Operating results for the three and nine month periods ended August 31, 2001 and 2000, are not necessarily indicative of the results that may be expected for the year ended November 30, 2001, or any future period.

         The interim consolidated financial statements include the accounts of NBG Radio Network, Inc. and its wholly owned subsidiaries, Glenn Fisher Entertainment Corporation ("GFEC"), NBG Solutions, Inc., NBG Travel Exclusives, Inc. and NBG Interactive, Inc., after elimination of inter-company transactions and balances. NBG Travel Exclusives, Inc. and NBG Interactive, Inc. Have had no significant activity since 1999.

NOTE 3   -  EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

NOTE 4    -  ACQUISITION OF GLENN FISHER ENTERTAINMENT CORPORATION

         Basis of Presentation - On June 29, 2001, the Company acquired all of the common stock of GFEC for approximately $5.3 million from GFEC's sole shareholder, Glenn Fisher. As of the date of the acquisition, GFEC became a wholly owned subsidiary of the Company.

         The acquisition of GFEC was accounted for using the purchase method of accounting. Under this method of accounting, the assets acquired and liabilities assumed by the Company were recorded at their respective fair market values at the effective date of acquisition as follows:

         Goodwill                                       $3,792,689
         Identifiable intangibles (contract rights)      1,518,688
         Assets                                            733,287
         Liabilities                                     (764,239)
                                                        -----------
                       Total consideration for GFEC     $5,280,425
                                                        ===========

         In accordance with the acquisition agreement, the Company was obligated to pay up to $400,000 for certain tax related matters incurred by the former shareholder of GFEC, with total consideration for GFEC not to exceed $5.4 million. To date, these costs include, but may not be limited to, a liability of $280,425.

         Identifiable intangible assets (contract rights) of $1,518,688 have been recognized and will be amortized over the lives of the underlying assets, which have a weighted average life of 2.5 years. Goodwill, the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, has been recorded at $3,792,689. Amortization of identifiable intangible assets and goodwill resulted in a charge to earnings of approximately $298,000 for the period from acquisition (June 29, 2001) to August 31, 2001.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No 142, Goodwill and Other Intangible Assets, which will become effective for fiscal years beginning after December 15, 2001. Under the new accounting pronouncement, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets, including recorded contract rights, will continue to be amortized over their useful lives. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets but has not yet determined what the effect of these tests will be on the earnings and financial position of the Company, if any.

         Long-term Debt - The Company financed the acquisition of GFEC through a $6.2 million credit facility with MCG Finance Corporation ("MCG"). The credit facility is secured by all of the assets of the Company, including the stock of the Company's subsidiaries, and is structured to allow for the possibility of additional funding of up to $10 million. In exchange for $6.2 million, the Company, along with each and all of its subsidiaries, including GFEC, issued MCG a note with a face value of $6.2 million. As additional consideration for the $6.2 million, the Company issued MCG an option to acquire warrants to acquire the Company's common stock. The fair market value of this option is estimated to be $2.15 million. With the proceeds, the Company acquired the stock of GFEC, retired its outstanding line of credit in the amount of $500,000, and paid financing fees and costs related to the acquisition (see Note 4 to the financial statements). The Company also received excess cash to fund potential purchase price adjustments and meet the Company's working capital obligations. Disbursement of the funds was as follows:


         MCG credit facility                                         $6,200,000

         Acquisition price of GFEC
                  common stock                    $(5,000,000)
         Pre-payments by the Company                  300,000
                                                      -------

         Paid to Glenn Fisher                                 $(4,700,000)
         Pay-off of the Company's line of credit                 (500,000)
         Prepaid loan fee                                        (150,000)
         Financing Fees and costs                                (233,700)
                                                                 ---------
                                                               (5,583,700)

                  Net cash to the Company                              $616,300

         From the date of acquisition (June 29, 2001) to August 31, 2001, interest expense related to the financing, including deferred interest, was $158,685. Interest expense recognized for the amortization of the pro rata share allocated to common stock warrants was $71,666 for the same period.

         Pro Forma Results of Operations - The following unaudited pro forma financial information has been prepared using the purchase method of accounting and is based on the historical financial statements of the Company and GFEC assuming the acquisition had been concluded at the beginning of the periods presented. The unaudited pro forma condensed financial information combines GFEC's balance sheet as of December 31, 2000 with the balance sheet of the Company as of November 30, 2000; and, GFEC's statement of income for the three and nine months ended September 30, 2001 with the Company's statement of income for the three and nine months ended August 31, 2001. Certain amounts in the historical financial statements of GFEC have been reclassified and adjusted to conform with the Company's historical financial presentation. All inter-company transactions have been eliminated.

         The effect of the Company's acquisition of GFEC is discussed further in "Management's Discussion and Analysis" (see Part I, Item 2).

         Intercompany Transactions - Prior to the acquisition of GFEC, the Company and GFEC entered into a number of joint business transactions. In its transactions with the Company, GFEC sold the Company its rights to employment and syndication agreements with radio program personalities or producers pursuant to sales representation agreements. The sales representation agreements were recorded by GFEC as contracts receivable and deferred revenues when the determinable amount of noncancellable agreements were identified. In its transactions with GFEC, the Company recognized its liabilities to GFEC in accordance with the acquired sales representation agreements. The costs of the sales representation agreements were deferred by the Company until such time that they were matched with related programming revenues.

         In consolidation, the intercompany contracts receivable and deferred revenue balances recognized by GFEC and the unamortized sales representation agreement costs and contract liabilities recognized by the Company were eliminated, resulting in the recognition of $539,754 in additional goodwill.

         Acquisition Costs and Anticipated Cost Savings - In connection with the financing with MCG, the Company incurred financing related costs of $383,700. The costs are primarily related to due diligence and legal costs incurred by the lender, investment banking fees, and loan fees. This figure does not include the Company's legal or accounting costs incurred in connection with the acquisition of GFEC.

         The Company expects to increase pre-tax income by achieving annual cost savings of $855,000, $772,000 and $1,129,000 for the years ending November 30, 2001, 2002 and 2003, respectively, by acquiring GFEC and the rights to the employment, production, and syndication agreements. However, there can be no assurance that anticipated operating cost savings will be achieved in the amounts or at the times anticipated.

         Consulting Agreement - As part of the acquisition by the Company, Glenn Fisher, the former president and sole shareholder of GFEC, entered into a three-year consulting agreement with the Company. Terms of the consulting agreement provide for monthly payments of $16,667 to Fisher for the three-year period covered by the consulting agreement (see
         Exhibit 10.7).

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Forward Looking Statements
--------------------------

         The information set forth below (and in Note 4 of the interim financial statements) relating to matters that are not historical facts are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties which could cause actual results to differ materially from those contained in such forward looking statements. Such risks and uncertainties include, but are not limited to, the following:

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

o    Ability to maintain and establish new relations with radio stations

o    Ability to predict public taste with respect to entertainment programs

Three Months and Nine Months Ended August 31, 2001 and 2000
-----------------------------------------------------------

      Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended November 30, 2000, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month and nine-month periods ended August 31, 2001, compared to the results of operations for the three-month and nine-month periods ended August 31, 2000, and to the Company's financial condition as of November 30, 2000 and August 31, 2001.

      REVENUES. Revenues for the three months ended August 31, 2001 were $3,688,150 as compared to revenues of $3,107,132 for the same period in 2000, representing an increase of $581,018, or 19%. Total revenues for the nine months ended August 31, 2001 were $10,364,171 compared to total revenues of $8,494,004 for the same period in 2000, representing an increase of $1,870,167, or 22%. This increase was due to the Company's acquisition of sales representation agreements and new programming over the last six months (including contracts acquired from GFEC). These sales representation agreements complement the Company's current programming lineup. The sales representation agreements allow the Company to sell commercial broadcast inventory on behalf of independent third party program producers. In exchange for this service the Company keeps a commission based upon the advertising time sold within the program. Thus, through these new acquired programs there has been an increase in programming inventory available for sale by the Company. The Company has acquired 17 new programs and services since September 30, 2000. These acquisitions increase the amount of commercial broadcast programming the Company has available to sell and air in the top media markets across the country. In addition to increased programming inventory, the Company's has continued to grow its network of radio station affiliates airing its programs. The Company has increased its listening audience by successfully adding stations in the top media markets. Finally, the Company's wholly owned subsidiary NBG Solutions, Inc. has increased its revenues from $419,146 for the nine-month period ended August 31, 2000 to $907,677 for the comparable nine-month period in 2001.

      DIRECT COSTS. Direct costs for the three months ended August 31, 2001 and 2000 were $3,037,390 and $1,893,136, respectively, representing an increase of $1,144,254, or 60%. Direct costs for the nine months ended August 31, 2001 and 2000 were $8,068,697 and $4,474,621 respectively, representing an increase of $3,594,076, or 80%. The increase for the three-month and nine-month periods is due primarily to the increase in the number of programs and services the Company currently provides. Since September 30, 2000 the Company has added 17 new programs or services to its lineup. These additions have lead to the increase in the total cost of producing the Company's programs. Long-form programs are more expensive to produce due to the increase cost of delivery of the program via satellite and the extra telephone charges incurred for caller driven programs. Short-form programs are distributed on CD via the mail, a much less expensive form of distribution. In addition to the higher production costs, the new programs acquired by the Company have high profile hosts such as Snoop Dogg, Hollywood Hamilton, and Dave Koz. The Company pays larger fees to these high profiled hosts because their programs are aired in top media markets. In addition to increasing the Company's programming lineup the number of sales representation contracts have increased. Under a sales representation agreement, the Company may sell commercial broadcast time to radio stations on behalf of a third party program producer. The Company keeps a sales commission and pays the balance of the sale price to the third party program producer. These payments were $748,145, an increase of $454,276, or 155% for the three months ended August 31, 2001 compared to the same period in 2000. For the nine months ended August 31, 2001 sales representation payments were $2,105,165, an increase of 219% compared to the same period in 2000. Finally, on June 29, 2001 the Company completed the acquisition of GFEC. Prior to the Company's acquisition of GFEC, the Company served as the primary sales representation firm for GFEC. As provided for by the sales representation contracts with GFEC the Company made non-refundable deposits for commercial broadcast time. Due to the cancellation of programming a portion of the pre-paid commercial broadcast time was never used. The Company's write-off to direct costs for these non-refundable deposits of unused programming inventory was $315,123.

      GROSS MARGIN. Gross margin for the three months ended August 31, 2001 was $650,760, a decrease of $563,236, or 46%, compared to the same period in 2000. Gross margin for the nine months ended August 31, 2001 was $2,295,474, a decrease of $1,723,909, or 43%, compared to the same period in 2000. The primary reason for the decrease for the three-month and nine-month periods is that the Company acquired a majority of its new programs and services during the fourth quarter of 2000. In the Company's industry it is typical to sell commercial advertising six to twelve months in advance. As a result, the Company recognized only an initial portion of the revenues from these new programs in the third quarter of 2001. The Company anticipates recognizing increasing revenues for these new programs in the fourth quarter of 2001. However, the Company has and will continue to have production costs associated with these programs in the interim periods. Due to the economic downturn, advertising rates have decreased throughout the industry. Although the Company has increased its programming lineup and its presence in top media markets, the Company's growth coupled with the decline in advertising rates has resulted in a smaller gross margin for the nine months ended August 31, 2001 compared to the same period in 2000.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended August 31, 2001 were $2,429,394, representing an increase of $1,426,060, or 142%, over the same period in 2000. For the nine months ended August 31, 2001 general and administrative expenses increased $2,653,831, or 103%, over the same period in 2000. The increase for the three-month and nine-month periods is due to increased wages and employee benefits, professional fees, depreciation and amortization, and interest expense. The Company increased the staff size in order to support the Company's growth. Management also decided to provide additional benefits to its employees, including life insurance, disability insurance, and an increase in health and medical benefits. The increase in professional fees is primarily a result of the acquisition of GFEC (see Note 4 to financial statements) and a new investor relations campaign. Amortization expense increased $298,240 as a result of identifiable intangibles (contract rights) and goodwill acquired in the acquisition of GFEC. Finally, the interest expense for the debt outstanding under the Company's credit facility (discussed below) was $230,372 for the period ended August 31, 2001.

      INCOME TAXES. Due to loss carry forwards there was no provision for income taxes during the three months ended August 31, 2001. For the nine months ended August 31, 2001 the Company paid $125,000 in estimated taxes. The payment will likely be refunded to the Company.

      NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE. Net loss for the three months ended August 31, 2001 was $1,778,634, or $.12 per diluted share, compared to net income of $210,662, or $.01 per diluted share, for the same period in 2000. Net loss for the nine months ended August 31, 2001 was $2,792,975, or $.20 per diluted share, compared to net income of $1,438,974, or $.10 per diluted share, for the same period in 2000. The loss for the three-month and nine-month periods in 2001 was primarily due to the overall downturn in economic conditions resulting in the cancellation or changes to advertising revenues. The Company also incurred increased non-cash expenses for the amortization of intangible assets reported in the acquisition of GFEC and interest expense associated with the financing for the GFEC acquisition in the third quarter.

      On June 29, 2001 the Company acquired all of the common stock of GFEC for $5,280,425 and, as of the date of the acquisition, GFEC became a wholly owned subsidiary of the Company. Prior to the acquisition of GFEC, the Company, through sales representation contracts, was the primary sales agent for GFEC. In consideration for the sales representation rights the Company paid a monthly fee to GFEC. The Company anticipates cost savings arising from this acquisition as a result of not having to pay the monthly fee to GFEC but rather only paying monthly operating expenses necessary to service these representation contracts (see Note 4 to the financial statements). In addition to these anticipated cost savings the Company also anticipates that it will recognize additional revenue from the GFEC program the Company was not the sales representative agent for prior to this acquisition.

      Pro-Forma results of operations have been prepared assuming the acquisition had been concluded at the beginning of the periods presented (see
Note 4 to the financial statements). The following is a discussion of those results of operations.

PRO-FORMA REVENUES. Total consolidated revenues for the three months ended August 31, 2001 were $3,688,150 compared to pro-forma revenues of $3,722,912, representing an increase of $34,762, or 0.94%. Total consolidated revenues for the nine months ended August 31, 2001 were $10,364,171 compared to total consolidated pro-forma revenues of $10,407,158, representing an increase of $42,987, or 0.4%. This increase was due to the recognition of revenue from one program owned by GFEC that the Company was not the sales representative for prior to the acquisition of GFEC.

PRO-FORMA NET (LOSS) AND EARNINGS (LOSS) PER SHARE. Net consolidated loss for the three months ended August 31, 2001 was $1,778,634, or $0.08 per share, compared to a net consolidated pro-forma loss of $2,627,036, or $0.18 per share, representing an increase in the loss of $848,802. Net consolidated loss for the nine months ended August 31, 2001 was $2,792,975, or $0.23 per share, compared to a net consolidated pro-forma loss of $4,881,996, or $0.40 per share, representing and increase of $2,089,021. The main reason for the increased loss is the amortization and interest expense increase as a result of the acquisition of GFEC. For the three months ended August 31, 2001 amortization of goodwill and intangibles on a pro-forma basis increased $447,360 and interest expense increased $343,563. For the nine months ended August 31, 2001 amortization of goodwill and intangibles on a pro-forma basis increased $1,188,492 and interest expense increased $1,029,180.

Liquidity and Capital Resources
-------------------------------

      Historically, the Company has financed its working capital requirements through cash flows generated from operations and financing activities. The Company's working capital at August 31, 2001 was $4.46 million compared to $5.11 million at August 31, 2000. The primary cause for the Company's decrease in working capital was the acquisition of GFEC. When the Company acquired GFEC, it could no longer recognize its sales representation contracts with GFEC on its balance sheet because generally accepted accounting principles prohibit the recognition of intercompany transactions (see Note 4 to the financial statements).

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

      On June 29, 2001, the Company acquired GFEC for approximately $5.3 million in cash. The acquisition was financed through a $6.2 million credit facility with MCG. The surplus funds from the credit facility were used to retire the Company's $500,000 line of credit with Western Bank, pay various fees and costs associated with the acquisition, and increase the Company's working capital. The MCG credit facility is secured by all of the Company's assets, including its intellectual property and the stock of its subsidiaries. The credit facility is structure to allow for the possibility of an additional $10 million in future financing. The interest rate on the amounts outstanding under the credit facility is comprised of two parts; a deferred fixed rate of 3.0% and a variable rate. Currently the interest rate, including both the fixed and variable components, is 14.71% per annum. The variable portion of the interest rate is due quarterly while the deferred fixed portion is due upon the termination of the credit facility. The terms of the credit facility prohibit the Company from paying dividends or repurchasing its common stock. The Company was also required by the credit facility to make certain amendments to the employment agreements for John Holmes and Dean Gavoni. The credit facility terminates in June 2006 unless prepaid earlier by the Company.

     As part of the consideration for the credit facility, the Company issued an option to acquire warrants to purchase shares of common stock to MCG. To exercise the option, MCG must agree to forgo collection of one-half of the fixed portion of the interest rate. The option is exercisable immediately and will expire upon the termination of the credit facility. If the option is exercised, MCG will receive warrants to acquire 4,850,235 shares of the Company's common stock. The warrants provide that 4,084,408 of these common shares may be acquired at an exercise price of $1.20 per share and the remaining 765,827 common shares may be acquired at an exercise price of $3.00 per share. The warrants become immediately exercisable and will expire on June 30, 2011.

     On June 29, 2001, the Company issued 200,000 warrants to purchase common shares to principals at Colebrooke Capital, Inc., the Company's investment banker. The warrants were issued as compensation for the services rendered to the Company by Colebrooke Capital, Inc. during the acquisition of GFEC and the negotiation of the Company's credit facility with MCG. The warrants are exercisable immediately and will expire on June 29, 2006. The exercise price for the warrants is $1.22 per share.

     On June 30, 2001, the Company loaned a total of $250,000 to four of its officers in exchange for unsecured promissory notes. The notes carried an interest rate of 6% and are payable in ten equal annual installments of principal and interest starting July 1, 2002. All of these notes were assigned to MCG as additional collateral for the credit facility.

      Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through November 30, 2002.

      On June 29, 2001 the Company acquired all of the common stock of GFEC for $5,280,425 and, as of the date of the acquisition, GFEC became a wholly owned subsidiary of the Company. Prior to the acquisition of GFEC, the Company, through sales representation contracts, was the primary sales agent for GFEC. In consideration for the sales representation rights the Company paid a monthly fee to GFEC. The Company anticipates cost savings arising from this acquisition as a result of not having to pay the monthly fee to GFEC but rather only paying monthly operating expenses necessary to service these representation contracts (see Note 4 to the financial statements). In addition to these anticipated cost savings the Company also anticipates that it will recognize additional revenue from the GFEC program the Company was not the sales representative agent for prior to this acquisition.


PART II - OTHER INFORMATION
---------------------------

Item 2. Changes in Securities
-----------------------------

       (c) As part of the consideration for the credit facility, the Company issued an option to acquire warrants to purchase shares of common stock to MCG. To exercise the option, MCG must agree to forgo collection of one-half of the fixed portion of the interest rate. The option is exercisable immediately and will expire upon the termination of the credit facility. If the option is exercised, MCG will receive warrants to acquire 4,850,235 shares of the Company's common stock. The warrants provide that 4,084,408 of these common shares may be acquired at an exercise price of $1.20 per share and the remaining 765,827 common shares may be acquired at an exercise price of $3.00 per share. The warrants become immediately exercisable and will expire on June 30, 2011.

      On June 29, 2001, the Company issued 200,000 warrants to purchase common shares to principals at Colebrooke Capital, Inc., the Company's investment banker. The warrants were issued as compensation for the services rendered to the Company by Colebrooke Capital, Inc. during the acquisition of GFEC and the negotiation of the Company's credit facility with MCG. The warrants are exercisable immediately and will expire on June 29, 2006. The exercise price for the warrants is $1.22 per share.

      Under the terms of the credit facility, the Company is prohibited from paying dividends on its common stock.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          (a) The annual meeting of the Company was held on July 27, 2001.

          (b) The only matter of vote was the election of the Board of Directors. The following were elected as Directors of the Company:
              John A. Holmes, Dick Versace, Peter Jacobsen, and Ernie
              Capobianco.

          (c) The following are the results of the election of Directors:

                - John A. Holmes   9,520,608 votes for.        0 votes against.  0 abstain.

                - Dick Versace     9,302,608 votes for.  218,000 votes against.  0 abstain.

                - Peter Jacobsen   9,302,608 votes for.  218,000 votes against.  0 abstain.

                - Ernie Capobianco 9,520,608 votes for.        0 votes against.  0 abstain.

 Item 6. Exhibits and Reports on Form 8-K

          (a) The following are exhibits required by Item 601 of Regulation S-B:

   2.1. Stock Purchase Agreement dated October 6, 2000 among NBG Radio Network, Inc., Glenn Fisher Entertainment Corporation, and Glenn Fisher (including First Amendment to Stock Purchase Agreement dated October 25, 2000 and Sixth Amendment to Stock Purchase Agreement dated June 29, 2001) (Filed as Exhibit 2.1 to Form 8-K filed on July 13, 2001).

   4.1 Credit Facility Agreement dated June 29, 2001 between MCG Finance Corporation and NBG Radio Network, Inc., including each of its direct and indirect subsidiaries (filed with the Form 13D by MCG Finance Corporation on July 11, 2001).

   4.2 Master Security Agreement, Collateral Assignment and Equity Pledge dated June 29, 2001 by NBG Radio Network, Inc. and Glenn Fisher Entertainment Corporation in favor of MCG Finance Corporation (filed as Exhibit 2 to Schedule 13D by MCG Finance Corporation on July 11, 2001).

   4.3 Intellectual Property Security Agreement dated June 29, 2001 by NBG Radio Network, Inc. in favor of MCG Finance Corporation.

   4.4 Intellectual Property Agreement dated June 29, 2001 by Glenn Fisher Entertainment Corporation in favor of MCG Finance Corporation.

   4.5 Option and Warrant Purchase Agreement dated June 29, 2001 between MCG Finance Corporation and NBG Radio Network, Inc. (filed as
              Exhibit 3 to Schedule 13D by MCG Finance Corporation filed on July 11, 2001).

   4.6 Warrant Agreement by and between NBG Radio Network, Inc. and Sean Kenlon dated June 29, 2001.

   4.7 Warrant Agreement by and between NBG Radio Network, Inc. and Patrick Flanagan dated June 29, 2001.

   4.8 Warrant Agreement by and between NBG Radio Network, Inc. and Dakota Trust c/o Jay Landesman and Stephen R. Field, Trustees dated June 29, 2001.

   10.1 Amended and Restated Employment Agreement between John A. Holmes, III and NBG Radio Network, Inc. dated July 1, 2001

   10.2 Amended and Restated Employment Agreement between Dean Gavoni and NBG Radio Network, Inc. dated July 1, 2001

   10.3 Promissory Note and Collateral Assignment by John A. Holmes III in favor of NBG Radio Network, Inc. dated June 30, 2001.

   10.4 Promissory Note and Collateral Assignment by Dean Gavoni in favor of NBG Radio Network, Inc. dated June 30, 2001.

   10.5 Promissory Note and Collateral Assignment by JJ Brumfield in favor of NBG Radio Network, Inc. dated June 30, 2001.

   10.6 Promissory Note and Collateral Assignment by Oliver Holmes in favor of NBG Radio Network, Inc. dated June 30, 2001.

   10.7 Consulting Agreement between Glenn Fisher Entertainment Corporation and Glenn Fisher dated June 29, 2001.


      (b) The Company filed a report on Form 8-K on July 13, 2001, which reported the acquisition of GFEC. The Company filed a report on Form 8-K/A on September 14, 2001, which included the financial statements required in connection with the acquisition of GFEC.

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

                          NBG RADIO NETWORK, INC.,
                          a Nevada corporation

Date:  October 15, 2001   By:
                              -------------------------------------------------
                              John J. Brumfield, Chief Financial Officer
                              Vice President, Finance
                              (Principal Financial and Accounting Officer)