Form 10QSB/A
period 2001-08-31
NBG RADIO NETWORK INC
filed 2001-10-19
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                         NBG RADIO NETWORK, INC.
                                                             BALANCE SHEETS


                                     ASSETS
                                     ------
                                                         August 31,                August 31,           November 30,
                                                            2001                      2000                 2000
                                                  -------------------------     -----------------    ------------------
                                                        (Unaudited)               (Unaudited)            (Audited)
CURRENT ASSETS
  Cash and cash equivalents                                    $   399,623             $ 565,956            $  854,623
  Receivables:
  Accounts receivable, net of allowance
    for doubtful accounts of $60,000 at
    August 31, 2001 and November 30,
    2000; $1,200 at August 31, 2000                              4,467,040             4,071,176             3,913,699
  Unbilled receivables                                                   -                     -               195,739
  Note receivable                                                  167,200               167,200               167,200
  Related-party receivables                                        219,790               107,674                82,242
  Barter exchange receivables                                      102,054               109,074                81,881
  Sales representation agreements, net of
    amortization                                                   497,776             1,168,566             3,190,003
  Prepaid expenses and other current
    assets                                                         261,399                27,557               127,558
                                                  -------------------------     -----------------    ------------------

           Total current assets                                  6,114,882             6,217,203             8,612,945
                                                  -------------------------     -----------------    ------------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation                                         172,255               201,426               188,896



INTANGIBLE ASSETS, net of
  amortization                                                   6,666,095             1,349,171             1,253,930
                                                  -------------------------     -----------------    ------------------

          Total assets                                      $   12,953,232           $ 7,767,800          $ 10,055,771
                                                  =========================     =================    ==================




         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
                                                         August 31,                August 31,           November 30,
                                                            2001                      2000                 2000
                                                  -------------------------     -----------------    ------------------
                                                        (Unaudited)               (Unaudited)            (Audited)

CURRENT LIABILITIES
  Line of credit                                                $        -            $   50,000            $  400,000
  Accounts payable                                                 928,083               302,958               581,130
  Accrued liabilities                                              176,339                 9,831               163,912
  Sales representation agreement
    liabilities                                                    365,588               948,069             3,039,727
                                                  -------------------------     -----------------    ------------------

          Total current liabilities                              1,470,010             1,310,858             4,184,769
                                                  -------------------------     -----------------    ------------------

OTHER LIABILITIES
  Long-term debt, net of discount                                4,121,667                     -                     -
                                                  -------------------------     -----------------    ------------------

          Total other liabilities                                4,121,667                     -                     -
                                                  -------------------------     -----------------    ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized
    and unissued                                                         -                     -                     -
  Common stock, $.001 par value;
    50,000,000 common shares authorized
    14,385,651, 12,273,828, and 12,321,831
    common shares issued and outstanding at August
    31, 2001, August 31, 2000, and November 30,
    2000, respectively                                              14,386                12,273                12,322
  Additional paid-in capital                                    11,290,610             6,769,799             6,795,719
  Retained deficit                                              (3,715,901)             (310,064)             (922,926)
  Stock subscription receivable                                   (227,540)              (15,066)              (14,113)
                                                  -------------------------     -----------------    ------------------

          Total stockholders' equity                             7,361,555             6,456,942             5,871,002
                                                  -------------------------     -----------------    ------------------

          Total liabilities and stockholders'
            equity                                           $  12,953,232            $7,767,800          $ 10,055,771
                                                  =========================     =================    ==================



See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED AUGUST 31,                 NINE MONTHS ENDED AUGUST 31,
                                          ---------------------------------------    ---------------------------------------------
                                                 2001                   2000               2001                       2000
                                          -----------------    ------------------    -------------------     ---------------------
                                              (Unaudited)          (Unaudited)           (Unaudited)              (Unaudited)
REVENUES
  Advertising income                          $  3,300,823          $  2,806,192         $    9,450,542             $   8,069,426
  Kiosk income                                     385,493               300,800                907,677                   419,146
  Interest income                                    1,834                   140                  5,952                     5,432
                                          -----------------    ------------------    -------------------     ---------------------
          Total revenues                         3,688,150             3,107,132             10,364,171                 8,494,004


DIRECT COSTS                                     3,037,390             1,893,136              8,068,697                 4,474,621
                                          -----------------    ------------------    -------------------     ---------------------
GROSS MARGIN                                       650,760             1,213,996              2,295,474                 4,019,383
                                          -----------------    ------------------    -------------------     ---------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                      791,922               520,056              2,193,359                 1,284,694
  Travel and entertainment                          79,039                58,132                251,818                   146,746
  Consulting and professional                      697,376               135,142              1,201,000                   343,847
  Advertising                                       26,181                24,933                 49,288                    47,444
  Depreciation and amortization                    410,756               108,196                625,920                   325,102
  Postage and printing                              33,227                52,298                 94,893                   122,493
  Rent                                              36,040                26,465                 82,992                    75,501
  Interest                                         254,437                 1,487                275,115                     2,977
  Office supplies                                    9,973                18,562                 43,022                    45,905
  Telephone                                         17,256                26,649                 70,120                    66,726
  Other expenses                                    73,187                31,414                200,922                   118,974
                                          -----------------    ------------------    -------------------     ---------------------
          Total general and
            administrative expenses              2,429,394             1,003,334              5,088,449                 2,580,409
                                          -----------------    ------------------    -------------------     ---------------------
Net income (loss) before
  provision for income taxes                   (1,778,634)               210,662            (2,792,975)                 1,438,974

Provision for income taxes                               -                     -                      -                         -
                                          -----------------    ------------------    -------------------     ---------------------

Net income (loss)                             $(1,778,634)           $   210,662        $   (2,792,975)             $   1,438,974
                                          =================    ==================    ===================     =====================

Basic earnings (loss) per share of
  common stock                                 $    (0.12)            $     0.02          $      (0.20)               $      0.12
                                          =================    ==================    ===================     =====================
Diluted earnings (loss) per share of
  common stock                                 $    (0.12)            $     0.01          $      (0.20)               $      0.10
                                          =================    ==================    ===================     =====================
Weighted average number of shares
  outstanding - basic                           14,365,851            12,190,293             13,791,470                12,175,293
                                          =================    ==================    ===================     =====================
Weighted average number of
  shares outstanding - diluted                  14,365,851            14,659,301             13,791,470                14,522,689
                                          =================    ==================    ===================     =====================


See Accompanying Notes

                                                     NBG RADIO NETWORK, INC.
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (Unaudited)



                                                                                           Stock          Other
                                                           Additional      Retained     Subscription   Comprehen-
                                      Common Stock          Paid-In        Deficit       Receivable        sive           Total
                                                            Capital                                      Income
                                -----------------------   ------------   ------------   ------------   ------------    -----------
                                  Shares      Amount
                                -----------  ----------
BALANCE, November 30, 1999      12,160,293   $  12,160    $ 6,708,411    $(1,749,038)   $  (106,013)      $(31,250)    $4,834,270
Exercise of options                161,538         162         87,308              -              -              -         87,470
Services provided for payment
  of subscribed shares                   -           -              -              -         91,900              -         91,900
Net income for the year                  -           -              -        826,112              -              -        826,112
Change in unrealized loss on
  marketable securities                  -           -              -              -              -         31,250         31,250
                                -----------  ----------   ------------   ------------   ------------   ------------    -----------

BALANCE, November 30, 2000      12,321,831      12,322      6,795,719      (922,926)       (14,113)              -      5,871,002
Issuance of common shares        1,351,920       1,352      1,800,568              -              -              -      1.801,920
Exercise of options                577,900         578        312,457              -              -              -        313,035
Issuance of common shares and
  common share subscriptions
  for services                     134,000         134        231,866              -      (228,000)              -          4,000
Services provided for payment
  of subscribed shares                   -           -              -              -        14,573               -         14,573
Allocated value of option for
  warrants                               -           -      2,150,000              -              -              -      2,150,000
Net Loss                                 -           -              -    (2,792,975)              -              -     (2,792,975)
                                -----------  ----------   ------------   ------------   ------------   ------------    -----------
BALANCE, August 31, 2001        14,385,651   $  14,386    $11,290,610   $(3,715,901)     $(227,540)      $       -     $7,361,555
                                ===========  ==========   ============   ============   ============   ============    ===========


See Accompanying Notes

                                                     NBG RADIO NETWORK, INC.
                                                    STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED AUGUST 31,
                                                                  ---------------------------------------------
                                                                          2001                     2000
                                                                  ----------------------     ------------------
                                                                       (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                       $ (2,792,975)            $ 1,438,974
  Adjustments to reconcile net income (loss) to cash from
   operating activities:
     Depreciation and amortization                                             625,920                325,102
     Shares issued for services                                                  4,000                      -
     Amortization of long-term debt discount to interest expense                71,667                      -
     Services provided in payment of subscribed shares                          14,573                 90,947
     Sales representation contract agreement amortization, net
       of acquisition adjustments                                            2,440,473                (12,877)
  Changes in assets and liabilities:
     Accounts receivable                                                      (546,341)            (1,949,969)
     Note receivable                                                                 -               (167,200)
     Unbilled receivables                                                      195,739                     -
     Barter exchange receivable                                                (20,173)                39,062
     Prepaid expenses and other assets                                        (283,841)                 2,721
     Payments on sales representation agreement liabilities                 (2,962,139)              (207,620)
     Accounts payable                                                          269,214                123,309
     Accrued liabilities                                                        12,427                (21,784)
                                                                  ----------------------     ------------------

          Net cash from operating activities                                (2,971,456)              (339,335)
                                                                  ----------------------     ------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Related-party receivables                                    $           (137,548)            $  (60,212)
     Net cash paid for acquisition of Glenn Fisher Entertainment
       Corporation                                                          (5,253,689)                     -
     Acquisition of property and equipment                                      (7,262)               (38,089)
                                                                  ----------------------     ------------------

          Net cash from investing activities                                (5,398,499)               (98,301)
                                                                  ----------------------     ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings of long-term debt                                            6,200,000                      -
     Issuance of common stock                                                1,801,920                 61,500
     Proceeds from stock options exercised and issuance of common
       stock                                                                   313,035                      -
     Net (payments) advances on line of credit                                (400,000)                 50,000
                                                                  ----------------------     ------------------

          Net cash from financing activities                                 7,914,955                111,500
                                                                  ----------------------     ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (455,000)              (326,136)

CASH, beginning of year                                                        854,623                892,092
                                                                  ----------------------     ------------------
CASH, end of period                                                        $   399,623             $  565,956
                                                                  ======================     ==================




                                                     NBG RADIO NETWORK, INC.
                                                    STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED AUGUST 31,
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
                                                                 ======================     ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
     Capitalization of programming contract assets and
       recognition of related liabilities                                 $    288,000          $ 1,354,994
                                                                 ======================     ================
     Allocated value of option to acquire warrants
       issued in conjunction with long-term debt                          $  2,150,000          $         -
                                                                 ======================     ================
     Issuance of common stock subscription
       receivables for services                                           $    228,000          $         -
                                                                 ======================     ================
     Return of securities received from a third-party
       for services to be performed                                       $          -          $   500,000
                                                                 ======================     ================



See Accompanying Notes

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITY

         NBG Radio Network, Inc. (the "Company") was organized under the laws of the state of Nevada on March 27, 1996, with the name of Nostalgia Broadcasting Corporation. In January 1998, the stockholders approved the Company's name change to NBG Radio Network, Inc. The Company creates, produces, distributes and is a sales representative for national radio programs, and offers other miscellaneous services to radio stations. The Company offers radio programs to radio stations in exchange for commercial broadcast time, which the Company sells to national advertisers.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying financial statements of NBG Radio Network, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2000. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair presentation have been included in the interim periods. Certain reclassifications have been made to prior period financial statements to conform to current period financial statement presentation.

         Operating results for the three and nine month periods ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001, or any future period.

         The interim consolidated financial statements include the accounts of NBG Radio Network, Inc. and its wholly-owned subsidiaries, Glenn Fisher Entertainment Corporation ("GFEC"), NBG Solutions, Inc., NBG Travel Exclusives, Inc. and NBG Interactive, Inc., after elimination of inter-company transactions and balances. NBG Travel Exclusives, Inc. and NBG Interactive, Inc. have had no significant activity since 1999.

NOTE 3 - EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

NOTE 4 - ACQUISITION OF GLENN FISHER ENTERTAINMENT CORPORATION

         On June 29, 2001, the Company acquired all of the common stock of GFEC from GFEC's sole shareholder, Glenn Fisher, for approximately $5.3 million. As of the date of the acquisition, GFEC became a wholly owned subsidiary of the Company.

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

NOTE 5 - LONG-TERM DEBT

         The Company financed the acquisition of GFEC through a $6.2 million credit facility with MCG Finance Corporation ("MCG"). The credit facility is secured by all of the assets of the Company, including the stock of the Company's subsidiaries, and is structured to allow for the possibility of additional funding of up to $10 million. In exchange for $6.2 million, the Company, along with each and all of its subsidiaries, including GFEC, issued MCG a note with a face value of $6.2 million. As additional consideration for the $6.2 million, the Company issued MCG an option for warrants to acquire the Company's common stock. The fair value of this option is estimated to be $2.15 million and has been recorded as an incease to additional paid-in capital. With the proceeds, the Company acquired the stock of GFEC, retired its outstanding line of credit in the amount of $500,000, and paid financing fees and costs related to the acquisition (see Note 4). The Company also received excess cash to fund potential purchase price adjustments and meet the Company's working capital obligations. Disbursement of the funds was as follows:

         MCG credit facility                                               $6,200,000

         Acquisition price of GFEC
           common stock                           $(5,000,000)
         Pre-payments by the Company                  300,000
                                                      -------

         Paid to Glenn Fisher                                  (4,700,000)
         Pay-off of the Company's line of credit                 (500,000)
         Prepaid loan fee                                        (150,000)
         Financing fees and costs                                (233,700)
                                                                 ---------
                                                                           (5,583,700)

                  Net cash to the Company                                    $616,300
                                                                            =========

         From the date of acquisition (June 29, 2001) to August 31, 2001, interest expense related to the financing, including deferred interest, was $158,706. Interest expense recognized for the amortization of the pro rata share allocated to common stock warrants was $71,666 for the same period.

NOTE 6 - PRO FORMA RESULTS OF OPERATIONS

         The following unaudited pro forma financial information has been prepared using the purchase method of accounting and is based on the historical financial statements of the Company and GFEC assuming the acquisition had been concluded at the beginning of the periods presented. The unaudited pro forma condensed financial information combines GFEC's balance sheet as of December 31, 2000 with the balance sheet of the Company as of November 30, 2000 and GFEC's statement of income for the three and nine months ended September 30, 2001 with the Company's statement of income for the three and nine months ended August 31, 2001. Certain amounts in the historical financial statements of GFEC have been reclassified and adjusted to conform with the Company's historical financial presentation. All inter-company transactions have been eliminated.

                                                             Three months ended August 31,
                                 -------------------------------------------------------------------------------------
                                         2001                 2001                 2000                  2000
                                      Historical            Pro Forma           Historical            Pro Forma
                                 --------------------- -------------------- -------------------- ---------------------
         Revenues                      $    3,688,150       $    3,722,912       $    3,107,132        $    3,183,660
         Net Income (Loss)             $   (1,778,634)      $   (2,627,036)      $      210,662        $     (583,171)
         EPS (Diluted)                 $        (0.12)      $        (0.18)      $         0.01        $       (0.05)

                                                              Nine months ended August 31,
                                 -------------------------------------------------------------------------------------
                                         2001                 2001                 2000                  2000
                                      Historical            Pro Forma           Historical            Pro Forma
                                 --------------------- -------------------- -------------------- ---------------------

         Revenues                      $   10,364,171       $   10,407,158       $    8,494,004        $    8,723,587
         Net Income (Loss)             $   (2,792,975)      $   (4,881,996)      $    1,438,974        $     (787,429)
         EPS (Diluted)                 $        (0.20)      $        (0.35)      $         0.10        $        (0.06)


         The effect of the Company's acquisition of GFEC is discussed further in "Management's Discussion and Analysis" (see Part I, Item 2).

NOTE 7 - INTERCOMPANY TRANSACTIONS

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

NOTE 8 - ACQUISITION COSTS AND ANTICIPATED COST SAVINGS

         In connection with its financing with MCG, the Company incurred financing related costs of $383,700. The costs are primarily related to due diligence and legal costs incurred by the lender, investment banking fees, and loan fees. This figure does not include the Company's legal or accounting costs incurred in connection with the acquisition of GFEC.

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

NOTE 9 - CONSULTING AGREEMENT

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

      REVENUES. Revenues for the three months ended August 31, 2001 were $3,688,150 as compared to revenues of $3,107,132 for the same period in 2000, representing an increase of $581,018, or 19%. Total revenues for the nine months ended August 31, 2001 were $10,364,171 compared to total revenues of $8,494,004 for the same period in 2000, representing an increase of $1,870,167, or 22%. This increase was due to the Company's acquisition of sales representation agreements and new programming over the last six months (including contracts acquired from GFEC). These sales representation agreements complement the Company's current programming lineup. The sales representation agreements allow the Company to sell commercial broadcast inventory on behalf of independent third party program producers. In exchange for this service, the Company keeps a commission based upon the advertising time sold within the program. Thus, through these new acquired programs there has been an increase in programming inventory available for sale by the Company. The Company has acquired 17 new programs and services since September 30, 2000. These acquisitions increase the amount of commercial broadcast programming the Company has available to sell and air in the top media markets across the country. In addition to increased programming inventory, the Company's has continued to grow its network of radio station affiliates airing its programs. The Company has increased its listening audience by successfully adding stations in the top media markets. Finally, the

Company's wholly-owned subsidiary NBG Solutions, Inc. has increased its revenues from $419,146 for the nine-month period ended August 31, 2000 to $907,677 for the comparable nine-month period in 2001.

         DIRECT COSTS. Direct costs for the three months ended August 31, 2001 and 2000 were $3,037,390 and $1,893,136, respectively, representing an increase of $1,144,254, or 60%. Direct costs for the nine months ended August 31, 2001 and 2000 were $8,068,697 and $4,474,621 respectively, representing an increase of $3,594,076, or 80%. The increase for the three-month and nine-month periods is due primarily to the increase in the number of programs and services the Company currently provides. Since September 30, 2000 the Company has added 17 new programs or services to its lineup. These additions have lead to the increase in the total cost of producing the Company's programs. Long-form programs are more expensive to produce due to the increased cost of delivery of the program via satellite and the extra telephone charges incurred for caller driven programs. Short-form programs are distributed on CD via the mail, a much less expensive form of distribution. In addition to the higher production costs, the new programs acquired by the Company have high profile hosts such as Snoop Dogg, Hollywood Hamilton, and Dave Koz. The Company pays larger fees to these high profiled hosts because their programs are aired in top media markets. In addition to increasing the Company's programming lineup, the number of sales representation contracts have increased. Under a sales representation agreement, the Company may sell commercial broadcast time to radio stations on behalf of a third party program producer. The Company keeps a sales commission and pays the balance of the sale price to the third party program producer. These payments were $748,145, an increase of $454,276, or 155% for the three months ended August 31, 2001 compared to the same period in 2000. For the nine months ended August 31, 2001 sales representation expenses were $2,105,165, an increase of 219% compared to the same period in 2000. Finally, on June 29, 2001 the Company completed the acquisition of GFEC. Prior to the Company's acquisition of GFEC, the Company served as the primary sales representation firm for GFEC. As provided for by the sales representation contracts with GFEC the Company made non-refundable deposits for commercial broadcast time. Due to the cancellation of programming, a portion of the pre-paid commercial broadcast time was never used. The Company's write-off to direct costs for these non-refundable deposits of unused programming inventory was $315,123.

      GROSS MARGIN. Gross margin for the three months ended August 31, 2001 was $650,760, a decrease of $563,236, or 46%, compared to the same period in 2000. Gross margin for the nine months ended August 31, 2001 was $2,295,474, a decrease of $1,723,909, or 43%, compared to the same period in 2000. The primary reason for the decrease for the three-month and nine-month periods is that the Company acquired a majority of its new programs and services during the fourth quarter of 2000. In the Company's industry, it is typical to sell commercial advertising six to twelve months in advance; therefore a new program may incur costs with little to no revenue for the first six to twelve months. As a result, the Company recognized only an initial portion of the revenues from these new programs in the third quarter of 2001, as fixed costs approximate revenues in the initial phases of new programs. The Company anticipates recognizing increasing revenues for these new programs in the fourth quarter of 2001 and beyond. However, the Company has and will continue to have production costs associated with these programs in the interim periods. Due to the economic downturn, advertising rates have decreased throughout the industry. Although the Company has increased its programming lineup and its presence in top media markets, the Company's growth coupled with the decline in advertising rates has resulted in a smaller gross margin for the nine months ended August 31, 2001 compared to the same period in 2000.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended August 31, 2001 were $2,429,394, representing an increase of $1,426,060, or 142%, over the same period in 2000. For the nine months ended August 31, 2001 general and administrative expenses increased $2,508,040, or 97%, over the same period in 2000. The increase for the three-month and nine-month periods is due to increased wages and employee benefits, professional fees, depreciation and amortization, and interest expense. The Company increased the staff size in order to support the Company's growth. Management also decided to provide additional benefits to its employees, including life insurance, disability insurance, and an increase in health and medical benefits. The increase in professional fees is primarily a result of the acquisition of GFEC (see Note 4 to financial statements) and a new investor relations campaign. Amortization expense increased $298,240 as a result of identifiable intangibles (contract rights) and goodwill acquired in the acquisition of GFEC. Finally, the interest expense for the debt outstanding under the Company's credit facility (discussed below) was $230,372 for the period ended August 31, 2001.

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

      On June 29, 2001 the Company acquired all of the common stock of GFEC for $5,280,425 and, as of the date of the acquisition, GFEC became a wholly-owned subsidiary of the Company. Prior to the acquisition of GFEC, the Company, through sales representation contracts, was the primary sales agent for GFEC. In consideration for the sales representation rights the Company paid a monthly fee to GFEC. The Company anticipates cost savings arising from this acquisition as a result of not having to pay the monthly fee to GFEC but rather only paying monthly operating expenses necessary to service these representation contracts (see Note 4 to the financial statements). In addition to these anticipated cost savings, the Company anticipates that it will recognize additional revenue from the GFEC programs the Company was not the sales representative agent for prior to this acquisition.

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

PRO-FORMA NET (LOSS) AND EARNINGS (LOSS) PER SHARE. Net consolidated loss for the three months ended August 31, 2001 was $1,778,634, or $0.12 per diluted share, compared to a net consolidated pro-forma loss of $2,627,036, or $0.18 per diluted share, representing an increase in the loss of $848,802. Net consolidated loss for the nine months ended August 31, 2001 was $2,792,975, or $0.20 per diluted share, compared to a net consolidated pro-forma loss of $4,881,996, or $0.35 per diluted share, representing and increase of $2,089,021. The main reason for the increased loss is the amortization and interest expense increase as a result of the acquisition of GFEC. For the three months ended August 31, 2001 amortization of goodwill and intangibles on a pro-forma basis increased $447,360 and interest expense increased $343,563. For the nine months ended August 31, 2001 amortization of goodwill and intangibles on a pro-forma basis increased $1,188,492 and interest expense increased $1,029,180.

Liquidity and Capital Resources
-------------------------------

      Historically, the Company has financed its working capital requirements through cash flows generated from operations and financing activities. The Company's working capital at August 31, 2001 was $4.64 million compared to $4.91 million at August 31, 2000. The primary cause for the Company's decrease in working capital was the acquisition of GFEC. When the Company acquired GFEC, it could no longer recognize its sales representation contracts with GFEC on its balance sheet because generally accepted accounting principles prohibit the recognition of intercompany transactions (see Note 4 to the financial statements).

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

      On June 29, 2001, the Company acquired GFEC for approximately $5.3 million in cash. The acquisition was financed through a $6.2 million credit facility with MCG. The surplus funds from the credit facility were used to retire the Company's $500,000 line of credit with Western Bank, pay various fees and costs associated with the acquisition, and increase the Company's working capital. The MCG credit facility is secured by all of the Company's assets, including its intellectual property and the stock of its subsidiaries. The credit facility is structured to allow for the possibility of an additional $10 million in future financing. The interest rate on the amounts outstanding under the credit facility is comprised of two parts; a deferred fixed rate of 3.0% and a variable rate. Currently the interest rate, including both the fixed and variable components, is 14.71% per annum. The variable portion of the interest rate is due quarterly while the deferred fixed portion is due upon the termination of the credit facility. The terms of the credit facility prohibit the Company from paying dividends or repurchasing its common stock. The Company was also required by the credit facility to make certain amendments to the employment agreements for John Holmes and Dean Gavoni. The credit facility terminates in June 2006 unless prepaid earlier by the Company.

     As part of the consideration for the credit facility, the Company issued an option to acquire warrants to purchase shares of common stock to MCG. To exercise the option, MCG must agree to forego collection of one-half of the fixed portion of the interest rate. The option is exercisable immediately and will expire upon the termination of the credit facility. If the option is exercised, MCG will receive warrants to acquire 4,850,235 shares of the Company's common stock. The warrants provide that 4,084,408 of these common shares may be acquired at an exercise price of $1.20 per share and the remaining 765,827 common shares may be acquired at an exercise price of $3.00 per share. The warrants become immediately exercisable and will expire on June 30, 2011.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

   4.3 Intellectual Property Security Agreement dated June 29, 2001 by NBG Radio Network, Inc. in favor of MCG Finance Corporation (filed as Exhibit 4.3 to Form 10QSB filed on October 15, 2001).

   4.4 Intellectual Property Agreement dated June 29, 2001 by Glenn Fisher Entertainment Corporation in favor of MCG Finance Corporation (filed as Exhibit 4.4 to Form 10QSB filed on October 15, 2001).

   4.5 Option and Warrant Purchase Agreement dated June 29, 2001 between MCG Finance Corporation and NBG Radio Network, Inc. (filed as
              Exhibit 3 to Schedule 13D by MCG Finance Corporation filed on July 11, 2001).

   4.6 Warrant Agreement by and between NBG Radio Network, Inc. and Sean Kenlon dated June 29, 2001 (filed as Exhibit 4.6 to Form 10QSB filed on October 15, 2001).

   4.7 Warrant Agreement by and between NBG Radio Network, Inc. and Patrick Flanagan dated June 29, 2001 (filed as Exhibit 4.7 to Form 10QSB filed on October 15, 2001).

   4.8 Warrant Agreement by and between NBG Radio Network, Inc. and Dakota Trust c/o Jay Landesman and Stephen R. Field, Trustees dated June 29, 2001 (filed as Exhibit 4.8 to Form 10QSB filed on October 15, 2001).

   10.1 Amended and Restated Employment Agreement between John A. Holmes, III and NBG Radio Network, Inc. dated July 1, 2001 (filed as
              Exhibit 10.1 to Form 10QSB filed on October 15, 2001).

   10.2 Amended and Restated Employment Agreement between Dean Gavoni and NBG Radio Network, Inc. dated July 1, 2001 (filed as Exhibit 10.2 to Form 10QSB filed on October 15, 2001).

   10.3 Promissory Note and Collateral Assignment by John A. Holmes III in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as
              Exhibit 10.3 to Form 10QSB filed on October 15, 2001).

   10.4 Promissory Note and Collateral Assignment by Dean Gavoni in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as Exhibit
              10.4 to Form 10QSB filed on October 15, 2001).

   10.5 Promissory Note and Collateral Assignment by JJ Brumfield in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as Exhibit
              10.5 to Form 10QSB filed on October 15, 2001).

   10.6 Promissory Note and Collateral Assignment by Oliver Holmes in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as
              Exhibit 10.6 to Form 10QSB filed on October 15, 2001).

   10.7 Consulting Agreement between Glenn Fisher Entertainment Corporation and Glenn Fisher dated June 29, 2001 (filed as Exhibit
              10.7 to Form 10QSB filed on October 15, 2001).

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

                          NBG RADIO NETWORK, INC.,
                          a Nevada corporation

Date:  October 19, 2001   By: /s/John J. Brumfield
                              -------------------------------------------------
                              John J. Brumfield, Chief Financial Officer
                              Vice President, Finance
                              (Principal Financial and Accounting Officer)