Form 10KSB40/A
period 2001-11-30
NBG RADIO NETWORK INC
filed 2002-02-28
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2001      Commission File Number: 0-24075

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $13,546,176.

     Based on the closing sales price of the Common Stock on February 27, 2002, the aggregate market value of the voting stock of registrant held by non-affiliates was $8,623,604.

     The registrant has one class of Common Stock with 14,385,651 shares outstanding as of February 27, 2002.

                    Documents Incorporated By Reference: None

     Transitional Small Business Issuer Disclosure Format (check one):
                                                                Yes [ ]  No [X].

                             NBG RADIO NETWORK, INC.
                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I            .............................................................................  1
     Item 1.      Description of Business......................................................  1
     Item 2.      Description of Property......................................................  6
     Item 3.      Legal Proceedings............................................................  7
     Item 4.      Submission of Matters to a Vote of Security Holders..........................  7

PART II           .............................................................................  8
     Item 5.      Market for Common Equity and Related Stockholder Matters ....................  8
     Item 6.      Management's Discussion and Analysis or Plan of Operation.................... 10
     Item 7.      Financial Statements......................................................... 16
     Item 8.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure......................................................... 16

PART III          ............................................................................. 17
     Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act....................................... 17
     Item 10.     Executive Compensation....................................................... 19
     Item 11.     Security Ownership of Certain Beneficial Owners and Management............... 23
     Item 12.     Certain Relationships and Related Transactions............................... 24
     Item 13.     Exhibits and Reports on Form 8-K............................................. 24

                                     PART I
                                     ------

Item 1.  Description of Business
--------------------------------

General
-------

     Nostalgia Broadcasting Corporation was incorporated in March 1996 under the laws of the State of Nevada. In January 1998, Nostalgia Broadcasting Corporation changed its name to NBG Radio Network, Inc. (the "Company"). The Company's principal executive offices are located at 520 SW 6th Ave., 7th Floor, Portland, OR 97204, and its telephone number is (503) 802-4624.

     On June 29, 2001 the Company acquired Glenn Fisher Entertainment Corporation ("GFEC"). At the time of acquisition GFEC owned eight radio programs and one radio prep service, a daily service providing content for radio stations. GFEC provides the Company with long-form shows with affiliates in top media markets. GFEC's prep service "Wireless Flash" is one of the leading prep services in the country, and combined with the Company's current prep services makes up one of the top prep networks available to advertisers.

     The Company creates, produces, distributes and is a sales representative for national radio programs and services. The Company offers radio programs to the industry in exchange for commercial broadcast time, which the Company sells to national advertisers. The Company started with two programs and 150 radio station affiliates at its inception in 1996. It now has 30 programs and over 1,800 radio station affiliates. The group of radio stations who contract with the Company to broadcast a particular program constitutes a radio network. The Company derives a significant part of its revenue from selling the commercial broadcast time on its radio networks to advertisers desiring national coverage. The Company also derives a portion of its revenues from sales representation agreements. These agreements allow the Company to sell network-advertising time for third party program producers, who lack their own sales staff. The Company generates revenue by keeping a commission on these sales. The Company was the sales representation firm for GFEC. The acquisition of GFEC created significant sales representation cost savings for the Company.

     The radio industry is divided into three distinct segments: Local, National, and Network. The Company operates in the Network segment. With just over $18 billion spent on radio advertising in 2001, the approximate allocation of advertising revenue per segment is as follows: Local - 77 percent, National - 18 percent, and Network - five percent. Local radio involves individual stations in specific markets selling commercial time on their station; National radio includes a cluster of stations owned by the same radio group selling commercial time on numerous stations within the same region; and Network radio involves producing and distributing radio programming, obtaining radio station clearance, and selling the commercial inventory created in the programming that is distributed to the cleared stations (affiliates). Network radio companies perform all or a combination of those functions. As stated previously, NBG currently performs all three functions - production, radio station clearance, and advertising sales.

All three functions require expertise. Producing quality programming requires an ability to find, develop, acquire, and market top-notch talent. Radio stations attempt to develop formats, such as news/talk, music, or other types of entertainment programming in order to appeal to a target listening audience that will attract local, regional, and national advertisers to their station. However, due to consolidation in the industry, most radio stations do not have the creative and financial resources to produce nationally accepted programming. As a result, radio stations look to syndicators, such as the Company, to enhance their existing local programming. Radio station clearance requires an ability to market programs in such a fashion that radio stations choose to air the programs. This is referred to as affiliate clearance. The acquisition of GFEC improves these services for the Company. GFEC's affiliate clearance expertise provides the Company with the ability to clear radio programs in top media markets. These programs are provided to radio stations on a barter basis, not sold for cash, in exchange for commercial broadcast inventory on that station. The Company has an in house advertising sales staff that sells the available commercial broadcast inventory to advertisers requiring national coverage. The commercial broadcast time may vary from market to market within a specified time period depending on the requirements of the particular radio station. The advertising rates are based upon audience ratings for the specific demographic the advertiser is trying to reach. These ratings are determined by Arbitron Research Company, which periodically measures the percentage of the radio audience in a market area listening to a specific radio station during a specific time period. Selling the commercial inventory within the programming requires the ability to work with and negotiate with advertising agencies that place buys for their clients desiring national coverage.

     The Company currently produces 30 network programs and services targeting the most popular radio formats; including Adult Contemporary, Contemporary Hit Radio, Country, News/Talk, Oldies, Rhythmic, Sports, and Urban. The Company produces both short form and long form programs. Short form features, such as TEEIN' IT UP WITH PETER JACOBSEN and FASTBREAK WITH STEVE "SNAPPER" JONES, are daily two to three minute vignettes. Long form programs, such as HOLLYWOOD HAMILTON'S WEEKEND TOP 30 and LOVE SOUP WITH DR. LORI are programs that range from one to four hours in length. The Company offers these programs to radio stations in exchange for advertising time. The Company combines the advertising time from these radio stations to form networks. The Company sells the commercial broadcast time inside of these networks to advertisers desiring national coverage.

      Beginning with radio syndication, the Company's primary goal is to enhance the value of its current network. In order to do this, the Company will increase its marketing efforts to radio stations across the United States. The marketing efforts will focus primarily on the top 50 media markets. By increasing its network presence in the top 50 media markets, the Company will be able to charge a higher spot rate for its advertising time. The spot rate is the price a national advertiser pays per commercial aired on the Company's network. The Company currently has a network of over 1,800 radio station affiliates, and with over 10,000 radio stations in the United States, the Company anticipates significantly expanding its network. However, there can be no assurance that the Company will be able to expand its operations.

      Radio stations rely on network radio programming and distributors, such as the Company, to provide national quality programming and other services to enhance their existing programming and ratings. Limited financial and creative resources, among other matters, typically prevent most radio stations from producing their own national quality programming. The Company intends to focus its programming growth on long form daily programs. The Company has developed a niche in short form and long form weekly programming, and by developing more daily long form programming, the Company will acquire more broadcast commercial inventory to sell on its network. A typical short form program will have 10 to 20 commercials available for sale each week while a typical long form weekly program has 12 to 48 commercials per week. A typical long form daily program has 60 to 240 commercials available for sale every week, significantly increasing the Company's inventory. The Company intends to offer additional programming over the next twelve months through internal development as well as the acquisition of businesses or assets that complement the Company's operations.

      The creation of a radio network allows the Company to sell the acquired commercial broadcast inventory to advertisers desiring national coverage. Rates for the sale of network advertising are established on the basis of audience delivery or ratings and the demographic composition of the listening audience. Thus, if the Company increases its coverage in the Top 50 media markets as previously discussed, it will be able to charge more for broadcast commercial time on the network. In addition, by expanding its programming lineup, there will also be more commercial broadcast inventory available for sale by the Company.

      The Company sells commercial broadcast time by guaranteeing certain ratings and demographics. There can be no assurance that the guarantee will be achieved. If the radio network on which the commercial broadcast time is sold does not achieve the guarantee, the Company may be obligated to offer the advertiser additional advertising time on the same radio network or on an alternate radio network. These "make goods" or "bonus spots" are the predominant means whereby the Company satisfies such obligations to advertisers. Alternatively, the Company could be obligated to refund or credit a portion of the advertising revenue derived from such sales. Historically, the Company has not had to refund any cash received as revenues.

     According to the National Association of Broadcasters ("NAB") there are approximately 10,000 commercial radio stations in the United States. The Company currently has broadcast commercial time on over 1,800 of these radio stations. Radio is one of the most cost effective forms of advertising given its wide reach and low cost in comparison to print and television media. Radio advertising is attractive to advertisers for a variety of reasons: short lead time between commercial production and broadcast time, low cost of commercial production, and, most importantly, the fact that most radio listening occurs away from home, closer to the point of purchase.

     The Company's wholly-owned subsidiary, NBG Solutions, Inc. ("NBG Solutions"), offers flexible and customizable kiosk platform solutions to a broad range of customers. NBG Solutions specializes in consulting, system design, software development, system integration, installation, and ongoing support of interactive kiosks. A kiosk, on a stand alone or connected basis (through the Internet or phone lines), allows sponsors and advertisers to cost effectively distribute timely information and can facilitate direct interaction with consumers including E-commerce through credit or smart cards. NBG Solutions has developed its own custom kiosk software, KiNet(TM). The General Services Administration has utilized NBG Solutions' kiosk software for nearly three years in locations across the country. The kiosks and software have been installed in federal buildings, malls, libraries and other public locations in an effort to deliver popular government services to citizens while creating a bridge over the "digital divide."

New Products
------------

Love SOUP
---------

     Love Soup is an innovative new advice show dealing with the topics of love and relationships. The daily three-hour program features Dr. Lori, a licensed clinical psychologist, offering listeners positive yet realistic advice without being judgmental or preachy. The show is hip and contemporary, and moves along quickly thanks to Dr. Lori's refreshingly natural gift of conversation. Since its debut in September 2001, the hot new talk show can be heard in markets including San Francisco, Phoenix, Denver, Pittsburgh, Orlando, St. Louis, Portland, OR, and San Diego; all of these in the top 25 media markets.

     Love Soup's host, Dr. Lori Pollick, opened a private practice in La Jolla, CA in 1985 after receiving a doctorate in clinical psychology from USIU. She was born in New York and grew up in Los Angeles, where she earned her bachelors degree magna cum laude and masters degree with highest honors in the field of kinesiology from UCLA.

The Dave Koz radio show
-----------------------

     The Dave Koz Radio Show is a two-hour weekend radio program showcasing the best in smooth jazz with special guest interviews and weekly features. The show, in its sixth year of syndication, is hosted by Capitol recording artist Dave Koz and was previously distributed by Premiere Radio Networks. The Dave Koz Radio Show can currently be heard on over 100 stations nationwide, including WQCD/New York, KTWV/Los Angeles, WNUA/Chicago, WJJZ/Philadelphia, KKSF/San Francisco, and KOAI/Dallas; all in the top ten media markets.

     Host Dave Koz has become a smooth jazz phenomenon since his self titled smash hit debut album was released in 1990. His 2000 gold-certified release The Dance remained on Billboard's Contemporary Jazz chart for over 100 weeks. His recent Christmas album earned him a 2002 Grammy nomination for Best Pop Instrumental Album. Dave can also be heard weekdays from 6:00am - 9:00am on KTWV
94.7 "The Wave"/Los Angeles, where he hosts "Dave Koz In The Morning."

wireless Flash
--------------

     Wireless Flash provides exclusive off-edge pop culture news and entertainment content to more than 800 broadcast outlets, newspapers and websites worldwide. Founded in 1980, Wireless Flash is one of the largest pop culture news agencies in the world. The daily service is currently distributed to over 160 stations, along with television networks and national programs including Jay Leno's Tonight Show, The David Letterman Show, and Comedy Central. Wireless Flash has clearances in all top 20 media markets and in 46 of the top 50 media markets. Wireless Flash was acquired through the GFEC acquisition.

The Bo Reynolds Show
--------------------

     The Bo Reynolds Show is a five-hour live show that is broadcast to over 50 affiliates on Saturday nights from 7pm-12midnight ET. Hosted by Bo Reynolds, the program features nonstop hot country music combined with numerous listener phone calls. Bo keeps the show moving with parody songs, mega-mixes, and games that offer cash and prizes. The Bo Reynolds Show can be heard in markets including Boston,

Washington D.C., Denver, Portland, OR, and Charlotte. The Bo Reynolds Show was acquired through the GFEC acquisition.

THE NEXT CHAPTER WITH SWAY & KING TECH
--------------------------------------

     The Next Chapter is an extension of the popular hip-hop radio program The Wake Up Show. Founded in 1990, The Wake Up Show pioneered the movement in radio towards rhythmic and urban formats, with huge followings in San Francisco, Los Angeles, Chicago, and Philadelphia. The Next Chapter retains popular hosts Sway and King Tech while giving the show a fresh new feel for the year 2002 and beyond. Top hip-hop, rap, and urban hits just climbing up the hottest charts are showcased, along with world-renowned mixes from legendary DJs across the country.

     Hosts Sway and King Tech have deep roots in the music industry. They have released two albums together, and Sway is currently the host of MTV's popular live one-hour hip-hop show Direct Effect. He also owns a hip-hop clothing company called Temple Effectives, and a management company, Bolo Entertainment, which is handling a lineup of new and emerging talent.

Competition
-----------

     Competition for radio advertising is very intense. The industry is made up of a variety of competitive forces, including: (1) ownership groups, which own blocks of radio stations across the industry; (2) syndicators, like the Company, that offer programming and marketing services to radio stations; and, (3) independent producers and distributors that offer programs or services to radio stations. Several of the Company's syndicating competitors are also associated with major radio station group owners. In addition, many of these competitors have recognized brand names and will pay compensation to radio stations to broadcast their network commercials. The Company's largest competitors that are associated with an ownership group are Premiere Radio Network (subsidiary of Clear Channel Communications), Westwood One (subsidiary of Viacom), and ABC Radio Network (subsidiary of Disney). The Company estimates that these competitors account for approximately 83% of all network radio advertising dollars spent each year. The Company is the third largest independent syndicator (based on revenues) and the sixth largest syndicator overall. The principal competitive factors in the radio industry are the quality and creativity of programming and the ability to provide advertisers with a cost-effective method of reaching the target demographic. In this respect, the Company has positioned itself by entering into agreements with top entertainment and sports stars like Hollywood Hamilton, Dave Koz, Snoop Dogg, Peter Jacobsen, Steve Jones, Dr. Lori, Bo Reynolds, and Sway & King Tech. The Company's principal operating strategy is to continue to provide high quality programming in the most popular formats.

     Satellite radio can also be considered a competitor of the Company. There are two radio satellite companies, XM Satellite Radio (XM) and Sirius Satellite Radio (Sirius). XM, based in Washington, D.C., debuted its service in two markets in late September 2001, and within six weeks was national. XM offers 100 channels, and commercials are heard on 66 of those channels. Sirius, based in New York, began offering service in four markets on February 14, 2002, with a second phase covering four more markets in April/May, and the rest of the country covered in stages during the second half of the year. Sirius will also offer 100 channels, with 40 airing commercials.

Government Regulation
---------------------

    Radio broadcasting and station ownership are regulated by the Federal Communication Commission ("FCC"). The Company, as a producer and distributor of radio programs, is generally not subject to regulation by the FCC. The FCC regulates the radio stations that air the Company's programs. The radio station affiliates are ultimately responsible for what material is broadcast on their airwaves.

Significant Customers
---------------------

    The Company's customers are located throughout the United States. Each of three customers represented 10% or more of the Company's revenue during 2001. Dial Communications accounted for $5.4 million, or 40.0% of the Company's revenues, Mindshare, Inc (formerly Ogilvy & Mather) accounted for $5.3 million, or 39.3% of the Company's revenues, and Horizon Communications accounted for $1.3 million, or 9.6% of the Company's revenues. While these customers represent a significant portion of the Company's revenues, they account for hundreds of different products that are advertised on the Company's network. A loss of any one of these products would not materially affect the Company; however, a loss of one of these customers could have a material adverse effect on the financial condition and the results of operations of the Company.

Employees
---------

     As of February 27, 2002, the Company had 29 full time employees and 34 total employees. In addition, the Company maintains continuing relationships with over 30 independent hosts, writers, and producers. The Company is not party to any collective bargaining agreements. The Company believes its relationship with its employees and independent contractors is good.

Item 2.  Description of Property
--------------------------------

     The Company leases approximately 7,435 square feet of office space in Portland, Oregon in which its corporate headquarters, programming and subsidiaries are located. The lease expires on November 30, 2008 and the annual base rent is approximately $115,242. The Company also has a small sales office in New York and Los Angeles. NBG Solutions, Inc. leases 24,255 square feet of assembly and warehouse space in Tualatin, Oregon. The lease expires in May 2002 and the monthly rent is approximately $4,850.


Item 3.  Legal Proceedings
--------------------------

     From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. On January 27, 2000, a lawsuit was commenced in the state of Oregon (Multnomah County Circuit Court) by IBTEX, A.G., a Liberian Corporation, against Terry L. Neal, Graham H. Norris, Donovan C. Snyder and the Company alleging unlawful sale of a franchise and securities and fraud relating to certain settlement and license agreements between IBTEX, A.G. and ITEX Corporation in the amount of $2,000,000 and alleging the Company breached an oral contract to perform under a settlement agreement in the amount of $800,000. After the Company moved against the complaint, the court dismissed the lawsuit; however, on November 14, 2000, IBTEX, A.G. filed an amended complaint in the same court alleging essentially the same claims against the same parties as the January 27, 2000, complaint. On February 15, 2002, a global settlement was reached and a formal settlement was executed resolving the entire action as to the Company. Pursuant to the settlement, the Company is not required to pay any monetary compensation to any other party. However, the Company agreed to provide certain network advertising services over a three-year period for IBTEX, A.G. and Martin Kagan.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of 2001, no matters were submitted to a vote of security holders.

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The Company's Common Stock has been quoted on the OTC Bulletin Board since January 23, 1998. Prior to that there was no market for the Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2001:


Calendar Year                                         High Bid           Low Bid

2000:

First quarter                                     $     3 7/32       $     1 3/8
Second quarter                                           2 1/2            1 3/16
Third quarter                                           2 7/16            1 7/16
Fourth quarter                                          2 5/16             1 1/8

2001:

First quarter                                    $       2 1/4        $   1 1/32
Second quarter                                         1 27/32             13/16
Third quarter                                           1 7/32             21/32
Fourth quarter                                          1 1/32              9/16


The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the National Quotation Bureau OTC Market Report. The Company estimates that as of February 27, 2002 there were approximately 900 holders of record of the Common Stock.

Dividends

     The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain all earnings to finance growth of the Company's business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Credit Facility with MCG Finance Corporation prohibits the Company from paying dividends.

Unregistered Securities
------------------------

     The following unregistered securities have been issued by the Company during the last three fiscal years:

-------------------- ----------------------------- -------------------- ----------------------------- ----------------
                                                   Name of Principal
                         Title and Amount of          Underwriter/
                             Securities               Underwriting
                      Granted/Exercise Price if       Discounts or        Name or Class of Persons     Consideration
  Date of Grant              Applicable                Commissions        who Received Securities        Received
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1999         350,000/Options to purchase   None/None            Employees and board members        $ -0-
                     Common Stock for $3.10 per
                              share(1)
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1999             350,000/Common Stock      None/None            Shareholders of Mtek            $1,267,000
                                                                       Technical Services, Inc.
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 1999             30,000/Common Stock       None/None            Options exercised                 $16,200
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
June 1999                10,100/Common Stock       None/None            Options exercised                 $7,700
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
July 1999                12,000/Common Stock       None/None            Options exercised                 $6,500
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
July 1999               1,267,493/Common Stock     None/None            Warrants exercised              $1,479,762
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
September 2001            621,500/Options to       None/None            Employees and board members        $ -0-
                        purchase Common Stock
                        for $2.00 per share(1)
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
January 2001          547,000/Units with each      None/None            Private placement                $547,000
                       unit consisting on one
                     share of Common Stock and
                     one Warrant to purchase a
                      share of Common Stock at
                            $1.50/share
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
March 2001             204,920/Units with each     None/None            Private placement                $204,920
                        unit consisting on one
                      share of Common Stock and
                      one Warrant to purchase a
                       share of Common Stock at
                             $1.50/share

-------------------- ----------------------------- -------------------- ----------------------------- ----------------
March 2001             600,000/Units with each     None/None            Private placement              $1,050,000
                        unit consisting on one
                      share of Common Stock and
                      one Warrant to purchase a
                       share of Common Stock at
                             $2.00/share
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
April 2001               1,555,000/Options to      None/None            Issued to employees                $-0-
                      purchase Common Stock for
                          $1.75 per share(1)
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
April 2001                4,000/Common Stock       None/None            Shares issued for                  $4,000*
                                                                        production services
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
May 2001                 130,000/Common Stock      None/None            Shares issued for Printing        $228,000
                                                                        Services
-------------------- ----------------------------- -------------------- ----------------------------- ----------------



-------------------- ----------------------------- -------------------- ----------------------------- ----------------
                                                   Name of Principal
                         Title and Amount of          Underwriter/
                             Securities               Underwriting
                      Granted/Exercise Price if       Discounts or        Name or Class of Persons     Consideration
  Date of Grant              Applicable                Commissions        who Received Securities        Received
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
June 2001             Option to acquire 4,084,408  None/None            Option issued to MCG           $2,150,000 (2)
                      Warrants to purchase Common                       Finance Corporation
                       Stock for $1.20 per share                        pursuant to the Option and
                        and 765,827 Warrants to                         Warrant Purchase Agreement
                       purchase Common Stock for                        dated June 29, 2001
                            $3.00 per share
-------------------- ----------------------------- -------------------- ----------------------------- ----------------
June 2001                 200,000 Warrants to      None/None            Warrants issued to the           $220,000*
                       purchase Common Stock for                        principals at Colebrooke
                            $1.22 per share                             Capital, Inc.
-------------------- ----------------------------- -------------------- ----------------------------- ----------------

* Value of consideration estimated.

(1) The options vest and become exercisable in accordance with the Company's 1998 Stock Incentive Plan.
(2)  Amount allocated as a result of the MCG Credit Facility transaction.

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

o Ability to maintain relationships with program hosts and ability to attract new program hosts

o    Ability to predict public taste with respect to entertainment programs

Years Ended November 30, 2001 and 2000
--------------------------------------

      The following discussion should be read in conjunction with the audited financial statements for the years ended November 30, 2001 and 2000 and the related notes thereto.

      OVERVIEW. The Company typically produces programs six to twelve months in advance of realizing revenues from those programs. In 2001, the Company focused on producing and acquiring long-form programs which are more costly to produce but are expected to generate higher advertising revenue. Due to the economic downturn and the events of September 11, 2001, the Company and the rest of the industry experienced significantly lower advertising rates. This adversely affected the Company's gross margin because the higher production costs incurred early in the year did not lead to higher advertising revenues as expected. In addition, the Company incurred significant expenses in connection with the acquisition of GFEC.

      REVENUES. Total revenues for 2001 were $13.55 million compared to revenues of $11.79 million for 2000, representing an increase of $1.76 million, or 14%. This increase was principally due to the Company's acquisition and development of programming and sales representation contracts over the past year. The sales representation contracts enable the Company to sell advertising time on behalf of an independent third party program producer. In exchange for this service the Company keeps a commission based upon the advertising time sold within the program. Thus, through these agreements and new programming there has been an increase in inventory available for sale by the Company. The Company acquired 19 new programs or services during the 2001 fiscal year. These programs increase the amount of commercial broadcast inventory the Company has to sell and air in the top media markets across the country. Not only has the Company been able to increase its listening audience it has been successful in adding stations in the top media markets. The combination of more listeners in top markets was expected to enable the Company to charge more for its commercial broadcast time. However, due to the economic conditions of 2001 advertising rates dropped significantly. As a result, the increase in revenues is directly attributable to the increased volume of commercial inventory available for sale by the Company which was offset by lower advertising rates. Finally, the Company's wholly owned subsidiary NBG Solutions, Inc. has increased its revenues from $634,000 in 2000 to $1.26 million in 2001.

      DIRECT COSTS. Direct costs for 2001 and 2000 were $11.41 million and $6.75 million, respectively, representing an increase of $4.66 million, or 69%. The increase is due primarily to the increase in the number of programs and services the Company currently provides. During 2001, the Company added 19 new programs or services to its lineup. These additions have lead to the increase in the total cost of producing the Company's programs. All of the programs added during the year were long-form programs (at least one hour in length). Long-form programs are more expensive to produce due to the increased cost of delivery of the program via satellite or multiple CD distribution as well as extra telephone charges incurred for caller driven programs. Short-form programs (2 to 3 minutes in length) are distributed on a CD via the mail, a much less expensive form of distribution. In addition to the higher production costs of long-form programming, the programs the Company has acquired have high profile hosts such as Snoop Dogg, Hollywood Hamilton, and Dave Koz. Since these programs air in top media markets the fee paid to the host is higher. In addition to increasing the Company's programming lineup, the number of sales representation contracts have increased as well. Sales representation agreements allow the Company to sell commercial broadcast time on behalf of a third party program producer. The Company typically makes guaranteed payments to third-party program producers and keeps revenues generated from the programs.

These guaranteed payments increased 331% in 2001 compared to 2000. Finally, on June 29, 2001 the Company completed the acquisition of GFEC. Prior to the acquisition the Company was the sales representation firm for GFEC for all of the programs except one. As provided for by the sales representation contracts with GFEC, the Company made non-refundable payments. Due to the cancellation of certain programs acquired in the GFEC acquisition, the write-off to direct costs for these non-refundable payments was $687,000.

      GROSS MARGIN. Gross margin for 2001 was $2.14 million, a decrease of $2.90 million, or 57%, over 2000. The decrease in gross margin resulted from two factors. First, direct costs increased because the Company added several long-form programs with high profile hosts. Second, the economic decline in the third and fourth quarters and the September 11, 2001 terrorist attacks resulted in an unexpected drop in advertising rates. The Company increased its programming lineup and its presence in top media markets, resulting in higher direct costs. In addition to the increased costs, advertising rates dropped significantly as the economy weakened. The combination of these events led to the decrease in gross margin.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in 2001 were $9.92 million, representing an increase of $5.70 million, or 135% over 2000. The increase was primarily due to: 1) impairment of assets, 2) increased wages and employee benefits, 3) professional fees, 4) amortization expense, 5) bad debt expense, and 6) interest expense.

      During the fourth quarter 2001, the Company determined that the goodwill and related covenants not-to-compete from the acquisition of NBG Solutions, Inc. (formerly M-Tek Technical Services, Inc.) were fully impaired and the Company wrote off the balance of $510,000. In addition, the Company determined the carrying value of the goodwill and related intangible assets recognized from the acquisition of GFEC would not be fully recoverable, and recorded an impairment charge of $1,600,000. This was based upon management's analysis and the cancellation of two programs acquired in the GFEC acquisition. Wages and employee benefits increased by $962,000 as a result of salary increases and improved benefits provided to employees, including life insurance, disability insurance, and increased health and medical coverage. Professional fees increased by $898,000 due to the acquisition of GFEC and the start of a new investor relations campaign. Amortization expense increased $746,000 as a result of the goodwill acquired from the acquisition of GFEC. Bad debt expense was mainly due to one advertising agency going out of business in 2001 and fees advanced for programs that were cancelled in 2001. Interest expense attributable to the financing of the GFEC acquisition was $549,000 for the period ended November 30, 2001.

      INCOME TAXES. For the year ended November 30, 2001, the Company recorded a net loss of $8.38 million. The tax benefit resulting from the operating loss was offset by a valuation allowance since it is uncertain if future taxable income will be sufficient to utilize any net operating loss carryforward. As a result, no tax benefit was recognized in 2001. For the year ended November 30, 2000, the Company reported net income of $826,000. No tax provision was reported in 2000 since a previously recognized valuation allowance was utilized to offset the full amount of the book tax expense.

      NET INCOME AND (LOSS) PER SHARE. Net loss for 2001 was $8.38 million or $.60 per share (diluted) as compared to net income for 2000 of $826,000 or $.06 per share (diluted). Net loss for 2001 was primarily due to the following factors: 1) decreased advertising rates from the downturn in the economy and the events of September 11, 2001; 2) increased costs from the acquisition of GFEC;
3) the acquisition and development of more costly long-form programs with high profile hosts; 4) the interest expense as a result of the long-term debt from the acquisition of GFEC; 5) the impairment of assets; and 6) the write off of bad debt.

      Earnings per share, which includes the dilutive effects of options and warrants to purchase common stock, was based on 13,941,529 and 14,617,459 weighted average shares outstanding on November 30, 2001 and 2000, respectively.

Liquidity and Capital Resources
-------------------------------

      Historically, the Company has financed its liquidity requirements through cash flows generated from operations and financing activities. The Company's working capital at November 30, 2001 was $1.50 million compared to $4.43 million at November 30, 2000. The decrease in working capital was primarily due to the reduction of sales representation assets as a result of the acquisition of GFEC as well as the effects of the decrease in cash and increase in accounts payable.

      As of November 30, 2000, the Company had a revolving line of credit with Western Bank for $500,000. The line of credit was secured by substantially all of the Company's assets and carried an interest rate equal to the bank's prime lending rate plus 0.50% (10.00% as of November 30, 2000). The Company's outstanding balance on the line of credit was repaid on June 29, 2001.

      In January 2001, the Company completed a private placement of 547,000 units at $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable immediately. The warrants are exercisable for $1.50 and expire on January 19, 2003. The Company received proceeds of $547,000 from the private placement.

      In March of 2001, the Company completed a private placement of 204,920 units at $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable beginning September 5, 2001. The warrants are exercisable for $1.50 and expire on March 5, 2003. The Company received proceeds of $205,000 from the private placement.

      In March of 2001, the Company completed a private placement of 600,000 units at $1.75 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable immediately. The warrants are exercisable for $2.00 and expire on March 31, 2003 The Company received $1.1 million from the private placement.

     On June 29, 2001, the Company acquired Glen Fisher Entertainment Corporation for approximately $5.3 million in cash. The acquisition was financed through a $6.2 million credit facility with MCG Finance Corporation ("MCG"). The surplus funds from the credit facility were used to retire the Company's $500,000 line of credit with Western Bank, pay various fees and costs associated with the acquisition, and increase the Company's working capital. The credit facility is secured by all of the Company's assets, including its intellectual property and the stock of its subsidiaries. The credit facility is structure to allow for the possibility of an additional $10 million in future financing. The interest rate on the amounts outstanding under the credit facility is comprised of two parts; a deferred fixed rate of 3.0% and a variable rate. On November 30, 2001, the variable interest rate equaled 10.591% per annum. The variable portion of the interest rate is due quarterly while the deferred fixed portion is due upon the termination of the credit facility. The terms of the credit facility prohibit the Company from paying dividends or repurchasing its common stock. The Company was also required by the credit facility to make certain amendments to the employment agreements for John Holmes and Dean Gavoni. The credit facility terminates in June 2006 unless prepaid earlier by the Company.

     The terms of the credit facility require the Company to comply with several affirmative and negative covenants. These covenants include interest coverage ratios, total charge coverage ratios, cash flow leverage ratios, maximum programming obligations and affiliate stations expenses, minimum adjusted operating cash flow, maximum capital expenditures, restrictions on the issuance of equity instruments or additional indebtedness, as well as other elements. These covenants are typically measured on a quarterly basis. On November 30, 2001, the Company did not meet the minimal operating cash flow covenant in the credit facility. It subsequently obtained a waiver for the November 30, 2001 measurement period. If the Company is not able to meet future covenants on the predetermined measurement dates, the lender may accelerate the entire balance of the credit facility.

     In addition to the financial covenants, the credit facility also places restrictions on the Company's ability to issue equity instruments and incur indebtedness. The terms of an Option and Warrant Agreement between the Company and MCG provide MCG with certain antidilution provisions, which may further complicate the Company's ability to issue additional equity securities in the future.

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

     Despite the unfavorable operating results for 2001, management believes that its operating cash flows will be sufficient to meet its prospective needs for working capital. However, if the Company does not perform as management expects, then it may become necessary to seek additional or alternative sources of financing. There is no assurance that the Company will be able to locate a source of financing willing to offer terms satisfactory to the Company. In addition, the Company's indebtedness presents other risks to investors, including the possibility that the Company may be unable to generate cash sufficient to make the principal and interest payments when due or comply with financial covenants. Should the Company fail to make such a payment or fail to comply with the financial covenants, then the entire balance of the Company's credit facility may become due and immediately payable. These actions would likely have a material adverse effect on the Company.

Recently Issued Accounting Standards
------------------------------------

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. SFAS No. 144 will be effective for the Company in the first quarter of 2002. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company in the first quarter of 2002. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB also issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Implementation of SFAS No. 141 had no affect on the Company's 2001 and 2000 consolidated financial statements. The new standards of SFAS No. 142 will be effective for the Company in the first quarter of the fiscal year ending November 30, 2003.

On December 1, 2003, the Company will no longer amortize goodwill. Based on the current recorded balance of goodwill, this accounting change will reduce annual amortization expense by approximately $829,000. The impact of ceasing to record goodwill amortization will be an increase in the Company's annual net income, after taxes, of approximately $557,000.

Goodwill will, however, be subject to an annual review for impairment upon adoption of SFAS No. 142. The Company is in the process of determining whether any such impairment would be required upon adoption of the new accounting standard. If the Company concludes that a charge for goodwill impairment is necessary, such a charge would be reported as a cumulative effect of an accounting change.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS No. 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended November 30, 2000, SFAS No. 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of SFAS No. 140 did not have a significant effect on the Company's consolidated financial statements.

Item 7.  Financial statements










                             NBG RADIO NETWORK, INC.
                                   ----------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

                           NOVEMBER 30, 2001 AND 2000




CONTENTS
--------------------------------------------------------------------------------


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT                                                F-1


CONSOLIDATED FINANCIAL STATEMENTS
    Balance sheets                                                    F-2 - F-3
    Statements of operations                                          F-4 - F-5
    Statements of stockholders' equity                                      F-6
    Statements of cash flows                                          F-7 - F-8
    Notes to consolidated financial statements                       F-9 - F-25

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
NBG Radio Network, Inc.

We have audited the accompanying consolidated balance sheets of NBG Radio Network, Inc. and subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Moss Adams LLP

Portland, Oregon
February 21, 2002

                                                        NBG RADIO NETWORK, INC.
                                                    CONSOLIDATED BALANCE SHEETS




                                            ASSETS

                                                                                                November 30,
                                                                                         2001              2000
                                                                                    -------------      ------------

0CURRENT ASSETS
    Cash and cash equivalents                                                       $    321,402     $     854,623
    Receivables:
        Accounts receivable, net of allowance for doubtful
           accounts of $60,000 in 2001 and 2000                                        3,945,803         3,913,699
        Related-party receivables                                                        219,354            82,242
        Note receivable                                                                        -           167,200
        Unbilled receivables                                                                   -           195,739
        Barter exchange receivables                                                            -            81,881
    Sales representation contract agreements, net of
        accumulated amortization                                                         402,637         3,190,003
    Prepaid expenses and other current assets                                             31,148           127,558
                                                                                    ------------     -------------

           Total current assets                                                        4,920,344         8,612,945
                                                                                    ------------     -------------





PROPERTY AND EQUIPMENT, net of accumulated
    depreciation and amortization                                                        197,183           188,896

GOODWILL, net of amortization                                                          2,911,187           973,505

INTANGIBLE ASSETS, net of amortization                                                   957,093           280,425

OTHER ASSETS                                                                             137,500                 -
                                                                                    ------------     -------------

TOTAL ASSETS                                                                        $  9,123,307     $  10,055,771
                                                                                    ============     ==============



See accompanying notes.





                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                November 30,
                                                                                         2001              2000
                                                                                    -------------      ------------

CURRENT LIABILITIES
    Line of credit                                                                  $          -     $     400,000
    Accounts payable                                                                   1,438,382           581,130
    Accrued liabilities                                                                  447,531           163,912
    Barter exchange payables                                                              29,339                 -
     Sales representation agreement liabilities                                        1,203,095         3,039,727
    Current portion of long-term debt                                                    300,000                 -
                                                                                    ------------     -------------

           Total current liabilities                                                   3,418,347         4,184,769
                                                                                    ------------     -------------

LONG-TERM DEBT                                                                         3,929,167                 -

COMMITMENTS AND CONTINGENCIES
    (Notes 4, 6 and 11)

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 5,000,000 shares
        authorized and unissued                                                                -                 -
    Common stock, $.001 par value; 50,000,000 shares
        authorized; 14,385,651 and 12,321,831 shares
        issued and outstanding at November 30, 2001 and
        2000, respectively                                                                14,386            12,322
    Additional paid-in capital                                                        11,290,611         6,795,719
    Accumulated deficit                                                              (9,306,807)          (922,926)
    Stock subscription receivable                                                       (222,397)          (14,113)
                                                                                    -------------    -------------

           Total stockholders' equity                                                  1,775,793         5,871,002
                                                                                    ------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                                         $   9,123,307     $  10,005,771
                                                                                   =============     =============






See accompanying notes.

                                                        NBG RADIO NETWORK, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Years Ended November 30,
                                                             2001              2000
                                                        -------------       -----------

REVENUES                                                 $13,546,176       $11,785,831

DIRECT COSTS                                              11,410,587         6,749,179
                                                        -------------       -----------

           Gross margin                                    2,135,589         5,036,652
                                                        -------------       -----------

GENERAL AND ADMINISTRATIVE EXPENSES
    Wages and employee benefits                            3,031,016         2,069,018
    Impairment of assets                                   2,206,909                 -
    Consulting and professional                            1,461,817           563,991
    Depreciation and amortization                          1,208,587           434,293
    Bad debt expense                                         617,598           180,774
    Travel and entertainment                                 302,105           237,954
    Rent                                                     155,419           130,189
    Postage and printing                                     130,604           159,633
    Telephone                                                 95,763           106,754
    Advertising                                               57,240            83,156
    Office supplies                                           52,612            65,521
    Other expenses                                           596,209           189,118
                                                       -------------     -------------

           Total general and administrative expenses       9,915,879         4,220,401
                                                       -------------     -------------

           Operating profit (loss)                        (7,780,290)          816,251
                                                       -------------     --------------

OTHER INCOME (EXPENSE)
    Interest income                                            7,684            17,722
    Interest expense                                        (611,275)           (7,861)
                                                       -------------     -------------

           Total other income (expense)                     (603,591)            9,861
                                                       -------------     -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           (8,383,881)          826,112

PROVISION FOR INCOME TAXES                                         -                 -
                                                       -------------     -------------






See accompanying notes.

                                                        NBG RADIO NETWORK, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Years Ended November 30,
                                                             2001              2000
                                                        -------------       -----------

NET INCOME (LOSS)                                        $(8,383,881)        $ 826,112

OTHER COMPREHENSIVE INCOME:
    Unrealized gains on marketable equity
        securities, net of income tax                              -            31,250
                                                        -------------       -----------

Comprehensive income (loss)                              $(8,383,881)       $  857,362
                                                        =============       ===========

Basic income (loss) per share of common stock            $     (0.60)       $     0.07
                                                        =============       ===========

Diluted income (loss) per share of common stock          $     (0.60)       $     0.06
                                                        =============       ===========

Weighted average number of shares outstanding, basic      13,941,529        12,230,665
                                                        =============       ===========

Weighted average number of shares outstanding, diluted    13,941,529        14,617,459
                                                        =============       ===========




























See accompanying notes.

                                                        NBG RADIO NETWORK, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                          Stock           Other
                                                          Additional      Retained     Subscription     Comprehen-
                                    Common Stock           Paid-In        Deficit       Receivable         Sive            Total
                                                           Capital                                        Income
                              ------------------------   ------------   ------------   ------------    ------------     -----------
                                Shares       Amount
                              -----------   ----------
BALANCE, November 30, 1999    12,160,293    $  12,160    $ 6,708,411    $(1,749,038)   $  (106,013)       (31,250)      $4,834,270
Exercise of options              161,538          162         87,308              -              -               -          87,470
Services provided for payment
of subscribed shares                   -            -              -              -         91,900               -          91,900
Net income for the year                -            -              -        826,112              -               -         826,112
Change in unrealized loss on
marketable securities                  -            -              -              -              -          31,250          31,250
                              -----------   ----------   ------------   ------------   ------------    ------------     -----------
BALANCE, November 30, 2000    12,321,831       12,322      6,795,719       (922,926)       (14,113)               -       5,871,002
Issuance of common shares      1,351,920        1,352      1,800,568              -              -               -       1,801,920
Exercise of options              577,900          578        312,458              -              -               -         313,036
Issuance of common shares and
common share subscription for
services                         134,000          134        231,866              -       (228,000)              -           4,000
Services provided for payment
of subscribed shares                   -            -              -              -         19,716               -          19,716
Allocated value of warrants
issued in debt financing               -            -      2,150,000              -              -               -       2,150,000

Net loss for the year                  -            -              -     (8,383,881)             -               -      (8,383,881)
                              -----------   ----------   ------------   ------------   ------------    ------------     -----------

BALANCE  November 30, 2001    14,385,651    $  14,386    $11,290,611    $(9,306,807)   $  (222,397)      $         -    $1,775,793
                              ===========   ==========   ============   ============   ============    ============     ===========















See accompanying notes.

                                                                                            NBG RADIO NETWORK, INC.
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Years Ended November 30,
                                                                                         2001             2000
                                                                                    -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                               $  (8,383,881)    $     826,112

    Adjustments to reconcile net income (loss) to net
          cash from operating activities:
        Sales representation contract agreement amortization                            1,422,138         1,618,681
        Depreciation and amortization                                                   1,208,587           434,293
        Amortization of discount on long-term debt                                        179,167                 -
        Bad debt expense                                                                  617,598           180,774
        Impairment of assets                                                            2,206,909                 -
        Services provided in payment of subscribed shares                                  19,716            91,900
    Changes in assets and liabilities:
        Net change in barter exchange receivables and payables                             14,524            66,255
        Accounts receivable                                                              (279,763)       (2,169,005)
        Prepaid expenses and other current assets                                          96,410           (97,280)
        Accounts payable                                                                  821,514           401,480
        Accrued liabilities                                                               241,619           132,297
        Net change in programming contract liabilities                                 (1,011,158)       (1,768,957)
                                                                                    -------------     -------------

               Net cash from operating activities                                      (2,846,620)         (283,450)
                                                                                    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for investment in subsidiary, net of cash acquired                       (5,253,689)                -
    Increase in related-party notes receivable                                           (137,112)          (34,780)
    Increase in note receivable                                                                 -          (167,200)
    Acquisition of property and equipment                                                 (64,756)          (39,509)
                                                                                    -------------     -------------

               Net cash from investing activities                                      (5,455,557)         (241,489)
                                                                                    -------------     -------------

















See accompanying notes.
                                       F-6



                                                                                            NBG RADIO NETWORK, INC.
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Years Ended November 30,
                                                                                         2001             2000
                                                                                    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net advances (payments) on line of credit                                            (400,000)          400,000
    Proceeds from stock options exercised and issuance of
        common stock                                                                    2,114,956            87,470
    Proceeds from the issuance of long-term-debt                                        6,200,000                 -
    Net cash received for issuance of common shares                                         4,000                 -
    Payments on long-term debt financing fees                                            (150,000)                -
                                                                                    -------------       -----------

               Net cash from financing activities                                       7,768,956           487,470
                                                                                    -------------       -----------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                                                     $    (533,221)    $     (37,469)

CASH AND CASH EQUIVALENTS, beginning of year                                              854,623           892,092
                                                                                    -------------     -------------

CASH AND CASH EQUIVALENTS, end of year                                              $     321,402     $     854,623
                                                                                    =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION
    Cash paid for interest                                                          $     231,031     $       7,861
                                                                                    =============     =============
    Cash paid for taxes                                                             $     125,000     $           -
                                                                                    =============     =============


SUPPLEMENTAL DISCLOSURE OF NONCASH
        INVESTING AND FINANCING ACTIVITIES
    Disposition of marketable equity securities                                     $           -     $     500,000
                                                                                    =============     =============
    Capitalization of sales representation contract agree-
        ments and recognition of related liabilities                                $     288,000     $   3,652,995
                                                                                    =============     =============

    Acquisition of Glenn Fisher Entertainment Corporation ("GFEC") assets less liabilities assumed:
    Goodwill                                                                        $   4,332,443
    Identifiable intangibles (contract rights)                                          1,518,688
    Assets                                                                                733,287
    Liabilities                                                                          (764,239)
                                                                                    -------------
        Investment in GFEC                                                              5,820,179
    Non-refunded prepayments on contracts with GFEC
        terminated at acquisition                                                        (539,754)
                                                                                    -------------
        Total cash paid for GFEC                                                    $   5,280,425
                                                                                    =============

    Allocated value of warrants issued in debt financing                            $   2,150,000
                                                                                    =============

See accompanying notes.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITY

NBG Radio Network, Inc. ("NBG" or "the Company") was organized under the laws of the State of Nevada on March 27, 1996, with the name of Nostalgia Broadcasting Corporation. In January 1998, stockholders approved the Company's name change to NBG Radio Network, Inc. The Company creates, produces, distributes and is a sales representative for national radio programs and offers other related services to the radio industry. The Company offers radio programs to the industry in exchange for commercial broadcast time, which the Company sells to national advertisers.

In June 2001, NBG Radio Network, Inc., completed the acquisition of Glenn Fisher Entertainment Corporation ("GFEC") (see Note 4), which became a wholly-owned subsidiary of the Company involved in the creation, production, and distribution of national radio programs. The Company also owns and operates NBG Solutions, Inc. as a wholly-owned subsidiary involved in providing design, installation, and support for interactive kiosks. Two additional wholly-owned subsidiaries, NBG Travel Exclusives, Inc., and NBG Interactive, Inc., which have had no significant activity during 2001 and 2000, are owned by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Substantially all operations of the Company and its subsidiaries are conducted from the Company's headquarters in Portland, Oregon. The Company's customers are located throughout the United States. However, five customers accounted for $12,942,193 or approximately 96% of revenues for the year ended November 30, 2001, and $3,763,682 or approximately 94% of accounts receivable as of November 30, 2001. Similarly, five customers accounted for $10,854,162 or 92% of revenues for the year ended November 30, 2000, and $3,402,618 or 86% of accounts receivable as of November 30, 2000.


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

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Concentrations of credit risk - Financial instruments, which potentially subject the Company to credit risk, consist principally of cash deposits and accounts receivable. The maximum loss that would have resulted from the excess of deposit balances over the amounts that would have been covered by federal deposit insurance coverage totaled $260,759 and $508,253 at November 30, 2001 and 2000, respectively. Management believes the allowance for doubtful accounts is sufficient to absorb credit risk associated with outstanding receivable balances as of November 30, 2001 and 2000.

Barter exchange receivables (payables) - The Company holds barter exchange accounts with ITEX Corporation, and Illinois Trade Association, enterprises specializing in the development and maintenance of a barter network for its participating members. The Company also held limited occupancy rights for available rooms at vacation and resort hotels for which it provided advertising services in exchange. Revenues and expenses from these barter exchange transactions are recognized when services are received or provided. Receivables are recognized at fair value when services are provided before exchange merchandise or services are received or used. Liabilities are recognized when exchange merchandise or services are received or used before services are provided. In the fourth quarter of 2001, the Company determined the carrying value of the limited occupancy rights for vacation and resort hotels was not recoverable, and recorded an impairment charge of $96,696.

Sales representation contract costs - The Company capitalizes the costs associated with certain noncancellable sales representation contract agreements when all of the following conditions have been met: (a) the cost of the agreement to represent a network program is known or reasonably determinable;
(b) the program material has been accepted by the Company, in accordance with the agreement; and, (c) the program is available for broadcast. Other sales representation agreements entered into by the Company that require payments contingent upon the delivery of network programming by a third-party are generally not capitalized. Capitalized sales representation agreement costs are being amortized by the straight-line method over the lives of related contract agreements, which extend from 12 to 36 months. All capitalized amounts are recorded as current assets since related sales representative services are deemed to be fulfilled within the Company's current operating cycle. For the years ended November 30, 2001 and 2000, the Company recognized, in the statements of operations as direct costs, $1,422,138 and $1,618,681 in expense related to capitalized sales representation contract costs (see Note 6).

Property and equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from seven to ten years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. Depreciation and amortization expenses for the years ending November 30, 2001 and 2000, were $69,520 and $53,326, respectively.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Intangible assets - Intangible assets are comprised of purchased goodwill, contract rights, and covenants not-to-compete. Purchased goodwill represents the excess of cost over the fair value of net assets acquired by the Company from business acquisitions in 1996, 1999, and 2001 (see Note 4). Goodwill is being amortized over a ten-year period using the straight-line method for the acquisition in 1996 and over a five-year period for the acquisition in 2001. During the fourth quarter of 2001, the Company determined the goodwill and related covenants not-to-compete from the acquisition of NBG Solutions, Inc. (formerly M-Tek Technical Services, Inc.) were fully impaired and wrote off the remaining balances of each. In addition, the Company determined the carrying value of the goodwill and related intangible assets recognized from the acquisition of GFEC would not be fully recoverable and recorded an impairment charge of $1,600,000 in 2001. For the years ending November 30, 2001 and 2000, the Company recognized expenses from the amortization of intangible assets of $1,126,568 and $380,967, respectively, and charged operations for intangible asset impairments of $2,110,213 in 2001. The measurement of impairment was primarily based upon a calculation of estimated undiscounted expected cash flows arising from the business unit or segment to which the impaired asset was assigned.

Revenue recognition - The Company recognizes revenue from the sale of advertising, music, and radio programs when the buyer has made an unconditional commitment to secure air time through the Company's national network and the Company has fulfilled its commitment to provide radio advertising during the secured time. Revenues recognized from the design, installation, and support for interactive kiosks produced through NBG Solutions, Inc., are recognized when the product is delivered or services performed.

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

Marketing and advertising costs - All costs relating to marketing and advertising are expensed in the year incurred. Amounts expensed for the years ended November 30, 2001 and 2000, were $57,240 and $83,156, respectively.

Stock option plan - The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock-based incentive plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value at grant date for awards under the plan consistent with methodology prescribed under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," additional compensation expense would have been recognized as described in Note 12.

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

Recently issued accounting standards - In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. SFAS No. 144 will be effective for the Company in the first quarter of 2002. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company in the first quarter of 2002. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB also issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Implementation of SFAS No. 141 had no affect on the Company's 2001 and 2000 consolidated financial statements. The new standards of SFAS No. 142 will be effective for the Company in the first quarter of the fiscal year ending November 30, 2003.

On December 1, 2003, the Company will no longer amortize goodwill. Based on the current recorded balance of goodwill, this accounting change will reduce annual amortization expense by approximately $829,000. The impact of ceasing to record goodwill amortization will be an increase in the Company's annual net income, after taxes, of approximately $557,000.

Goodwill will, however, be subject to an annual review for impairment upon adoption of SFAS No. 142. The Company is in the process of determining whether any such impairment would be required upon adoption of the new accounting standard. If the Company concludes that a charge for goodwill impairment is necessary, such a charge would be reported as a cumulative effect of an accounting change.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS No. 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended November 30, 2000, SFAS No. 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of SFAS No. 140 did not have a significant effect on the Company's consolidated financial statements.

Reclassification - Certain 2000 amounts have been reclassified for consistency with the current year presentation.

NOTE 3 - ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred significant losses in 2001 and had incurred additional losses in other years since its inception in 1996 such that, as of November 30, 2001, the Company had recorded an accumulated deficit of $9,306,807. Furthermore, the Company is subject to several restrictive borrowing covenants, which are contained in its Credit Facility Agreement with MCG Finance Corporation ("MCG") dated June 29, 2001. If it is unable to meet the borrowing covenants on the predetermined measurement dates, repayment of the Company's outstanding indebtedness to MCG may be accelerated and the Company may be unable to meet the accelerated repayment requirements.

In addition to the benefit that a national economic recovery will have in improving its sales revenues, the Company is seeking to increase income and cash flow by also increasing sales to existing customers and through sales and marketing efforts to new customers. In addition, the Company has successfully negotiated with selected creditors more favorable repayment terms that will assist in maintaining appropriate levels of cash flow to sustain operating activities.

However, the Company's ability to operate as a going concern is dependent on its ability to regain and sustain profitable operations; to comply with existing debt covenants; and, to generate sufficient cash flow from operations to meet it obligations as they become payable. Although no assurances can be given, management believes that the Company will be able to continue operations into the future. Accordingly, no adjustment has been made to the accompanying consolidated financial statements in anticipation of the Company not being able to continue as a going concern.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 4 - ACQUISITION OF GLENN FISHER ENTERTAINMENT CORPORATION

On June 29, 2001, the Company acquired all of the common stock of GFEC for $5,280,425 and, as of the date of the acquisition, GFEC became a wholly owned subsidiary of the Company.

The acquisition was accounted for as a purchase. Accordingly, the excess of the fair value of assets acquired over liabilities assumed was recognized as goodwill, and is being amortized over its expected useful life of five years. In addition, identifiable intangible assets (sales representation contract rights) have been recognized and will be amortized over the lives of the underlying assets, which have a weighted average life of 2.5 years. The following summarizes the fair value of the assets acquired and liabilities assumed in the Company's purchase of GFEC.

         Goodwill                                                          $      4,332,443
         Identifiable intangibles (sales representation contract rights)          1,518,688
         Assets acquired                                                            733,287
         Liabilities assumed                                                       (764,239)
         Non-refunded prepayments on contracts with
         GFEC terminated at acquisition                                            (539,754)
                                                                           ------------------

             Total cash paid for GFEC                                          $  5,280,425
                                                                           ==================

Prior to the acquisition transaction, NBG and GFEC entered into a number of joint business transactions. In its transactions with NBG, GFEC sold to NBG its rights to employment and syndication agreements with radio program personalities or producers pursuant to sales representation agreements. The sales representation agreements were recorded by GFEC as contracts receivable and deferred revenues when the determinable amount of noncancellable agreements were identified. In its transactions with GFEC, NBG recognized its liabilities to GFEC in accordance with the acquired sales representation agreements. The costs of the sales representation agreements were deferred by NBG until such time that they were matched with related programming revenues.

At the time of acquisition, the contracts receivable and deferred revenue balances recognized by GFEC and the unamortized sales representation agreement costs of $1,653,228 and contract liablilities of $1,113,474 recognized by the Company were eliminated for consolidation purposes, resulting in the recognition of an additional $539,754 in goodwill. Accordingly, the total amount of goodwill recognized by the Company in its acquisition of GFEC was $4,332,443.

As part of the acquisition by NBG, Glenn Fisher, the former president and sole shareholder of GFEC, entered into a three-year consulting agreement with NBG. Terms of the consulting agreement provide for monthly payments of $16,667 to Fisher for the three-year period covered by the agreement.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 4 - ACQUISITION OF GLENN FISHER ENTERTAINMENT CORPORATION - (continued)

The following pro forma condensed financial information has been prepared using the purchase method of accounting and is based on the historical financial statements of the Company and GFEC assuming the acquisition had been concluded at the beginning of the periods presented. The pro forma condensed financial information combines GFEC's statements of operations for the years ended December 31, 2001 and 2000, with the statements of operations of the Company for the years ended November 30, 2001 and 2000, respectively. Certain amounts in the historical financial statements of GFEC have been reclassified and adjusted to conform with the Company's historical financial presentation. All inter-company transactions have been eliminated.

                                              Years ended November 30,
                     --------------------------------------------------------------------------
                            2001             2001                 2000             2000
                         Historical        Pro Forma           Historical        Pro Forma
                     -----------------  -----------------  -----------------  -----------------

Revenues             $     13,546,176   $     13,570,401   $      11,785,831  $      12,035,269
Net income (loss)    $     (8,383,881)  $    (10,469,355)  $         826,112  $      (2,246,982)
Earnings (loss) per         $   (0.60)         $   (0.75)           $   0.06          $   (0.18)
 share(diluted)

NOTE 5       - BARTER EXCHANGE RECEIVABLES (PAYABLES)

As of November 30, 2001 and 2000, barter exchange receivables (payables) consisted of the following:

                                                        2001          2000
                                                    -----------   -----------

   Resort room occupancy rights exchanged for
       advertising services                         $      -      $   96,696
   Barter exchange transaction account balances        (29,339)      (14,815)
                                                    -----------   -----------

                                                    $  (29,339)   $   81,881
                                                    ===========   ===========


NOTE 6       - SALES REPRESENTATION AGREEMENTS

During 2000 and 2001, the Company entered into several noncancelable contractual agreements with third parties through which it became the exclusive representative for advertising sales involving nationally syndicated talk-radio programs. Each of the agreements, which extend from 12 to 36 months, either provides for monthly payments to the program producer, or minimum monthly payments to the program producer plus the sharing of revenues that exceed established, aggregate monthly payment amounts. Under these sales representation agreements, the Company made aggregate payments to the program producers of $1,011,158, and $1,768,957 for the years ended November 30, 2001 and 2000, respectively.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 6       - SALES REPRESENTATION AGREEMENTS - (continued)

During 2000 and 2001, the Company did not meet the levels of revenues from advertising sales that require revenue sharing and, therefore, did not make any revenue sharing payments, which range from 50% to 75% of revenues or gross receipts as defined.

In addition to the noncancelable contracts described above, the Company has also entered into other sales representation agreements with third-party producers of radio network programming and related services. Since the Company's performance and obligations under these agreements are contingent upon the delivery of network programming or related services by a third-party, costs for these contract agreements have not been capitalized. For the years ended November 30, 2001 and 2000, expenses recognized pursuant to these sales representation agreements were $4,172,983 and $2,063,086, respectively. However, cash payments to the third-party producers of the programming are made up to as many as 105 days following the broadcast month of underlying programs.

The following table summarizes, as of November 30, 2001, the Company's minimum annual cash payments due to third-party program producers pursuant to its sales representation agreements and contracts. The schedule does not include any amounts that may become payable in accordance with revenue sharing arrangements contained in the agreements or payments on agreements which are strictly based on the sharing of a percentage of revenues.

                                                       Total Sales
                                                      Representation
                    Capitalized         Other            Agreement
                     Contracts        Contracts         Commitments
                    -----------      -----------      --------------

         2002       $    99,163      $ 3,049,420      $    3,148,583
         2003             8,333        1,031,227           1,039,560
                    ------------     -----------      --------------

                    $   107,496      $ 4,080,647      $    4,188,143
                    ============     ===========      ==============

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 7       - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at November 30, 2001 and 2000:

                                                         2001          2000
                                                      ----------    ----------

    Office equipment                                     19,151      $ 19,151
    Studio equipment                                    224,386       221,393
    Office furniture                                    117,799        98,483
    Leasehold improvements                               11,310        11,310
    Satellite receivers                                  55,498             -
                                                      ----------    ----------

                                                        428,144       350,337
    Less accumulated depreciation and amortization     (230,961)     (161,441)
                                                      ----------    ----------

                                                      $ 197,183     $ 188,896
                                                      ==========    ==========


NOTE 8       - REVOLVING LINE OF CREDIT

As of November 30, 2000, the Company had a revolving line of credit with a financial institution for $500,000. Outstanding borrowings of $400,000 at November 30, 2000, were secured by substantially all assets of the Company. The line of credit, which expired on July 15, 2001, carried an interest rate at the bank's prime lending rate plus .50% (10.00% at November 30, 2000). The revolving line of credit was paid in full with a portion of the proceeds from the $6.2 million credit facility described below.

NOTE 9       - LONG-TERM DEBT

The Company acquired GFEC by purchasing the outstanding stock held by its founder and sole shareholder, Glenn Fisher. The acquisition was financed through a $6.2 million credit facility with MCG, which bears interest at LIBOR plus 8% (10.591% at November 30, 2001) and provides for deferred interest compounding monthly at an annual rate of 3%. Interest is paid quarterly with the exception of deferred interest, which is due at the earlier of the maturity of the note payable, payment in full of the outstanding obligations, or acceleration of the obligations. The credit facility also contains certain affirmative and negative covenants involving interest coverage ratios, total charge coverage ratios, cash flow leverage ratios, maximum programming obligations and affiliate stations expenses, minimum adjusted operating cash flow, maximum capital expenditures, restrictions on the issuance of equity instruments or additional indebtedness, as well as other elements. As of November 30, 2001, the Company did not meet the minimum operating cash flow covenant, for which a waiver was obtained for the November 30, 2001 measurement period. The Company's compliance with monthly covenants is generally measured on a quarterly basis.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 9 - LONG-TERM DEBT - (continued)

The credit facility is secured by all of the assets of the Company, including stock of the Company's subsidiaries, and is structured to allow for the possibility of additional funding of up to $10 million to finance future strategic acquisitions. In exchange for $6.2 million, NBG and GFEC issued MCG a note payable with a face value of $6.2 million and a warrant to acquire NBG common stock. The fair market value of the warrant was estimated to be $2.15 million on the date of issuance, which was allocated to stockholders' equity. Proceeds from the debt financing were utilized as follows:

     MCG credit facility                                                       $  6,200,000

     Acquisition price for GFEC
          common stock                       $  (5,000,000)
     Pre-payments by NBG                           300,000
                                             --------------

     Paid to GFEC for acquisition                             $  (4,700,000)
     Pay-off of NBG line of credit                                 (500,000)
     Loan Fees                                                     (150,000)
     Financing fees and costs                                      (233,700)
                                                              --------------
                                                                                 (5,583,700)
                                                                               -------------
          Net cash to NBG                                                      $    616,300
                                                                               =============

Aggregate maturities of the note payable are as follows:

                                                                  Principal     Amortization
                                                                  Payments       of Discount
                                                              --------------   -------------

     2002                                                     $     300,000    $    429,996
     2003                                                         1,050,000         429,996
     2004                                                         1,500,000         429,996
     2005                                                         1,950,000         429,996
     2006                                                         1,400,000         250,849
                                                              --------------   -------------

                                                                  6,200,000    $  1,970,833
                                                                               =============

         Less unamortized discount allocated to warrants         (1,970,833)
                                                              --------------
                                                                  4,229,167

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



     Current portion of long-term debt                             (300,000)
                                                              --------------
     Long-term debt                                           $    3,929,167
                                                              ==============


NOTE 9 - LONG-TERM DEBT - (continued)

As part of the consideration for the credit facility, the Company issued to MCG an option to acquire warrants for the purchase of shares of common stock of the Company. To exercise the option, MCG must agree to forego collection of one-half of the amount of deferred interest accrued under the agreement. The option is exercisable immediately and will expire upon the termination of the credit facility. If the option is exercised, MCG will receive warrants to acquire 4,850,235 shares of the Company's common stock. The warrants provide that 4,084,408 of these common shares may be acquired at an exercise price of $1.20 per share and the remaining 765,827 common shares may be acquired at an exercise price of $3.00 per share. The warrants become immediately exercisable upon exercise of the option and will expire on June 30, 2011.

For the year ended November 30, 2001, interest expense related to the financing, including deferred interest, was $370,323. Interest expense recognized for the amortization of the discount allocated to common stock warrants was $179,167 for the year ended November 30, 2001. The Company has elected to amortize the discount allocated to common stock warrants on a straight-line basis, which approximates the effective-interest method.

NOTE 10      - PROVISION FOR INCOME TAXES

The provision for income taxes consisted of the following for the years ended November 30, 2001 and 2000:

                                                 2001                2000
                                            --------------      --------------

         Current                            $     -             $     -
         Deferred tax benefit (expense)        3,153,457            (228,218)
         Change in valuation allowance        (3,153,457)            228,218
                                            --------------      --------------

         Provision for income taxes         $     -             $     -
                                            ==============      ==============

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 10      - INCOME TAXES - (continued)

Deferred tax assets (liabilities) are comprised of the following at November 30, 2001 and 2000:

                                                             2001             2000
                                                        -------------    -------------
         Deferred tax assets
             Allowance for doubtful accounts            $     22,649     $     22,649
             Net operating loss carryforward               2,185,491          129,193
             Contribution carryforward                         5,515            5,327
             Amortization of goodwill                        872,127           58,112
             Amortization of covenant not-to-compete         413,663          133,073
                                                        -------------    -------------
                                                           3,499,445          348,354

         Deferred tax liabilities
             Book tax depreciation differences               (14,040)         (16,406)

         Valuation allowance                              (3,485,405)        (331,948)
                                                        -------------    -------------

         Net deferred tax asset                         $     -          $     -
                                                        =============    =============

The Company has net operating loss and contribution carryforwards of approximately $5,770,000 available to offset future income tax liabilities. These carryforwards will expire over various periods beginning in 2017 if not utilized earlier to offset taxable income.

Management of the Company has provided a valuation allowance to offset existing deferred tax assets as of November 30, 2001 and 2000. The valuation allowance is provided because it is uncertain, based on historical operating results, if the carryforwards will be utilized prior to their expiration.

NOTE 11      - COMMITMENTS AND CONTINGENCIES

Lease commitments - The Company rents its office space and certain office equipment under operating lease agreements. The following summarizes the Company's lease commitments for succeeding years:

         Years ending November 30, 2002               $   152,167
                                   2003                    46,824
                                   2004                     2,793
                                                      -----------

                                                      $   201,785
                                                      ===========

Rental expense was $155,419 in 2001 and $130,189 in 2000.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 11      - COMMITMENTS AND CONTINGENCIES - (continued)

Employment Agreements - The Company has entered into various employment agreements with its executive officers. Under the agreements, the employees are entitled to annual salary increases, incentive compensation and all customary benefits established by the Company. The employment agreements with the Company's President and its Executive Vice President each provide that in the event that the officer is terminated or resigns following a "change in control" (as defined in the employment agreements), the Company will pay the officer an amount equal to his base salary, currently $350,000, at the time of his termination or resignation. The employment agreements with the Company's President and Executive Vice President also provide that if either officer is terminated without cause and for reasons other than a change in control, then the Company must provide the officer with severance pay equal to 75% of his base salary, payable in twelve equal monthly installments.

Legal contingencies - From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the financial condition of the Company.


NOTE 12      - STOCKHOLDER TRANSACTIONS

Preferred stock - The Company has authorized 5,000,000 shares of $0.001 par value preferred stock, which can be issued in one or more series for such consideration and on such terms as the Board of Directors determines in its sole discretion, without further authorization by the Company's stockholders. In addition, the Board of Directors, at their sole discretion, can designate the preferences, conversion rights, dividend rights, voting rights, redemption prices, maturity dates, and all other matters related to the rights of preferred stock shareholders. As of November 30, 2001, no preferred shares had been issued.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 12      - STOCKHOLDER TRANSACTIONS - (continued)


Private placement offerings and stock warrants - During the year ended November 30, 2001, the Company completed three private placement offerings, the proceeds from which supported operating activities of the Company. In each private placement offering, units were offered at stipulated prices providing an investor one share of common stock and one warrant for the purchase of an additional share of common stock, subject to certain restrictions. All warrants acquired became exercisable immediately. The following summarizes the significant elements of the three private placement offerings:

                                                                        Warrant
Units Offered    Unit Price   Capital Acquired     Warrant Price    Expiration Date
--------------   ----------   -----------------    --------------   ----------------
      547,000     $ 1.00           $   547,000       $   1.50       January 19, 2003
      204,920     $ 1.00               204,920       $   1.50       March 5, 2003
      600,000     $ 1.75             1,050,000       $   2.00       March 31, 2003
--------------                ----------------

    1,351,920                      $ 1,801,920
==============                ================

In June 2001, the Company issued 200,000 warrants for the purchase of common shares to principals at Colebrooke Capital, Inc., an investment banker. The warrants were issued as partial compensation for the services rendered to the Company by Colebrooke Capital, Inc., during the acquisition of GFEC and the negotiation of the Company's credit facility with MCG. The warrants are exercisable immediately and will expire on June 29, 2006. The exercise price for the warrants is $1.22 per share, the fair market value of the warrants at the time of issuance.

The following summarizes stockholder warrant transactions in 2001 and 2000, excluding options to acquire warrants offered to MCG Finance Corporation:

                                                                       Price
                                                                        Per
                                                           Shares      Share
                                                         ---------   ----------

         Warrants outstanding, November 30, 1999           750,000   $   0.83

         Warrants granted in 2000                                -   $      -
         Warrants exercised in 2000                              -   $      -
         Warrants expired in 2000                                -   $      -
                                                         ---------

                                                           750,000   $    .83

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 12      - STOCKHOLDER TRANSACTIONS - (continued)

                                                                       Price
                                                                        Per
                                                           Shares      Share
                                                         ---------   ----------

         Warrants granted in 2001                        1,551,920   $   1.66
         Warrants exercised in 2001                              -   $      -
         Warrants expired in 2001                                -   $      -
                                                         ---------

         Warrants outstanding, November 30, 2001         2,301,920   $   1.39
                                                         =========

Stock option plan - The Company has adopted a 1998 Stock Incentive Plan for employees, officers, and directors of the Company. The plan, as amended, provides for the issuance of qualified and nonqualified options for up to 3,500,000 shares of common stock of the Company. Grants of stock options under the plan are approved by the Company's Board of Directors, which also determines the exercise price, vesting requirements, and term for exercise of all options.

The following table summarizes stock option transactions in 2001 and 2000:

                                                                     Weighted
                                                                      Average
                                                                      Option
                                                          Shares       Price
                                                         ---------   ----------

         Stock options outstanding, November 30, 1999    2,476,400   $  1.27

         Stock options granted in 2000                          -    $     -
         Stock options exercised in 2000                  (161,538)  $  0.54
         Stock options expired in 2000                     (61,962)  $  1.07
                                                         ---------

         Stock options outstanding and exercisable,
             November 30, 2000                           2,252,900   $  1.32

         Stock options granted in 2001                   1,555,000   $  1.75
         Stock options exercised in 2001                  (577,900)  $  0.54
         Stock options forfeited and expired in 2001      (435,000)  $  0.54
                                                         ---------

         Stock options outstanding and exercisable,
             November 30, 2001                           2,295,000   $  1.53
                                                         =========

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 12      - STOCKHOLDER TRANSACTIONS - (continued)

The fair value of each option granted during 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) no dividend yield; (2) expected volatility of 99.74%; (3) risk-free rate of 3.74%; and (4) expected life of three years. The weighted-average grant-date fair value for options granted in 2001 was $0.83. For common stock options outstanding at November 30, 2001, the range of exercise prices was $0.54 to $2.00, and the average remaining contractual life was approximately 3 years.

The fair value of each warrant granted during 2001 is also estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) no dividend yield; (2) expected volatility of 99.74%; (3) risk-free rate of 3.74%; and (4) expected life equal to the life of the warrant. The weighted-average grant-date fair value for warrants granted in 2001 was $0.87. For warrants outstanding at November 30, 2001, the range of exercise prices was $1.22 to $2.00, and the average contractual life was approximately
2.4 years.

Had compensation cost for the Company's 2001 grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss, and net loss per common share for November 30, 2001, would approximate the following pro forma amounts. No stock options or warrants were granted in 2000.

                                                      2001
                                                  As Reported      Pro Forma
                                                  ------------  --------------

         Net loss                                 $(8,383,881)  $ (10,314,504)
         Basic and diluted loss per common share   $    (0.60)     $    (0.74)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996, and additional awards in future years are anticipated.


NOTE 13      - EMPLOYEE BENEFIT PLAN

The Company maintains a SARSEP savings plan for its employees. Under this plan employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Company currently has no policy to match employee contributions.

NBG RADIO NETWORK, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 14      - SEGMENT INFORMATION

Based on the criteria established by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments. In accordance with SFAS No. 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions.

The Company's two reportable segments based on products and services are the radio advertising and interactive kiosk segments. The products and services offered by each segment are further discussed in Note 1. Substantially all depreciation and amortization is related to the radio advertising segment. With the exception of wages and salary expense and certain other general and administrative expenses, the Company does not allocate all operating costs to the interactive kiosks segment, as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these other operating expenses is material in evaluating the segment's performance. Information from internal management reports may differ from the amounts reported under generally accepted accounting principles.

Summarized information by segment for 2001 and 2000, as excerpted from internal management reports, is as follows:

                                            2001               2000
                                       --------------     -------------

         Revenues:
             Radio advertising         $  12,283,820      $ 11,152,185
             Interactive kiosks            1,262,356           633,646
                                       --------------     -------------

                Total                  $  13,546,176      $ 11,785,831
                                       ==============     =============

         Net income (loss):
             Radio advertising         $  (7,926,064)     $  1,092,324
             Interactive kiosks             (457,817)         (266,212)
                                       --------------     -------------

                Total                  $  (8,383,881)      $   826,112
                                       ==============     =============

         Assets:
             Radio advertising         $   8,952,191      $  8,446,577
             Interactive kiosks              171,116         1,609,194
                                       --------------     -------------

                Total                  $   9,123,307      $ 10,055,771
                                       ==============     =============

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.
                                    PART III

Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
---------------------------------------------------------------------------
Compliance  with Section 16(a) of the Exchange Act
--------------------------------------------------

      Set forth below is certain information concerning each person who was an executive officer or a director of the Company as of February 1, 2002. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

Directors

Name                   Position                                 Age

John A. Holmes, III    President, Chief Executive Officer,
                         and Chairman of the Board              31
Peter Jacobsen         Director                                 48
Dick Versace           Director                                 47
Ernie A. Capobianco    Director                                 45

      The directors are elected annually at the annual shareholders meeting and serve until re-elected at the next annual shareholders meeting. All of the directors were elected to their current term in office on July 27, 2001.

      John A. Holmes, age 31, has been President, CEO, and Chairman of the Board since January 30, 1998. Prior to that, Mr. Holmes served as the General Manager of the Company since its inception in March of 1996. Before joining the Company, Mr. Holmes worked in radio syndication with IMS from August 1993 until May 1996. Previously, he worked for KMOV-CBS TV as a sports producer from January 1991 through May 1993. From June, 1990 until December of 1990, Mr. Holmes worked for Radio Personalities, Inc. where he was Executive Producer for short form radio programs - "Offsides with Dan Dierdorf" and "Talkin' Roundball with Dick Vitale."

      Peter Jacobsen, age 48, has been a director with the Company since January 30, 1998. He is currently the host of one of the Company's short form features, "Teein' It Up with Peter Jacobsen." Mr. Jacobsen, a member of the PGA Tour, has multiple PGA Tour wins and has participated on two Ryder Cup teams. He has also been an on course commentator for ABC and ESPN.

      Dick Versace, age 47, has been a director with the Company since 1997. Mr. Versace is currently the President and Director of Operations for the Memphis Grizzlies of the National Basketball Association ("NBA"). Mr. Versace has coached basketball at all levels, high school, college, and the NBA. Most recently he coached in the NBA with the Milwaukee Bucks. Prior to taking the position with the Bucks, Mr. Versace was a television studio host and color analyst for TNT on the Turner Broadcasting Network.

      Ernie A. Capobianco, age 45, has been a director of the Company since April 10, 2001. He is currently the Chief Financial Officer for Square One, Inc., a national advertising firm in Dallas, Texas, where he worked for at least the last five years.

Executive Officers
------------------

      The names and business backgrounds of executive officers of the Company who are not directors of the Company are:

Name                  Position                                      Age

John J. Brumfield     Chief Financial Officer and Secretary         34
Oliver J. Holmes      Vice President/Operations                     29
Dean R. Gavoni        Executive Vice President                      31

      John J. Brumfield, age 34, has been CFO since January 30, 1998. From December 1996 to January 1998, he was the Controller for the Company. From February 1996 to September 1996, he was a staff accountant for ITEX Corporation. From September of 1994 until February 1996, Mr. Brumfield was a professional golfer. Prior to that, he worked for the public accounting firm of Bogumil, Holzgang & Associates as a staff accountant from July 1991 to September 1994.

      Oliver J. Holmes, age 29, has been Vice President of Operations since February 22, 2001. Prior to that time Mr. Holmes was Vice President of Affiliate Relations for the Company since January 30, 1998. Mr. Holmes has been manager of the Affiliate Relations department since July 1996. Prior to working for the Company, Mr. Holmes managed Underwater Safari's dive shop in the Virgin Islands. Prior to that, he worked in affiliate relations for Radio Personalities, Inc., an independent radio syndicator.

      Dean R. Gavoni, age 31, has been Executive Vice President of the Company since June 7, 2000. Prior to that Mr. Gavoni was Vice President of Sales for the Company since January 30, 1998. Mr. Gavoni has been the national sales manager since July 1996. Prior to working for the Company, Mr. Gavoni worked in radio syndication with IMS. Before that, he worked in marketing and sales for Anheiser-Busch and on many political campaigns in the state of Illinois.

Family Relationships
--------------------

      John A. Holmes, III, President and CEO is the older brother of the Vice President of Operations, Oliver J. Holmes. Emily Holmes, spouse of President and CEO John Holmes, also works for the Company.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16 of the Securities Exchange Act of 1934, the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock, are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities. Based solely on written representations made to the Company and the Company's review of Forms 3, 4, and 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act, the Company believes all required Forms 3, 4 and 5 were filed on time, except that the following forms have not been filed but will be filed shortly:

                                     Description of        Number of
         Name                             Form           Transactions
         John A. Holmes, III             Form 5                2
         Dean R. Gavoni                  Form 5                2
         John J. Brumfield               Form 5                2
         Oliver J. Holmes                Form 5                2
         Peter Jacobsen                  Form 5                1
         Dick Versace                    Form 5                1
         David J. Thibeau                Form 5                1
         Christopher J. Miller           Form 5                1

Item 10.  Executive Compensation

         The following table sets forth all cash compensation, including bonuses and deferred compensation, paid for the years ended November 30, 2001, 2000, and 1999 by the Company to its President and Chief Executive Officer and all other executive officers with an annual salary and bonus in excess of $100,000.


                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                      Long-Term Compensation
                           -------------------------------------   ------------------------------------------
                                                                              Awards              Payouts
                                                                   ------------ ----------------- -----------   -------------
    Name and                                                       Restricted      Securities
    Principal                                      Other Annual       Stock        Underlying        LTIP         All Other
    Position        Year    Salary      Bonus      Compensation     Award(s)      Options/SARs      Payouts      Compensation
                              ($)        ($)            ($)            (f)            (#)             ($)            ($)
       (a)          (b)       (c)        (d)            (e)                           (g)             (h)            (i)
------------------ ------- ---------- ----------- ---------------- ------------ ----------------- -----------   -------------
John A. Holmes,     2001     350,000    $124,167       $-0-           $-0-            -0-            $-0-            $-0-
III, President      2000     256,628    $131,628       $-0-           $-0-            -0-            $-0-            $-0-
and CEO             1999     113,306    $ -0-          $-0-           $-0-          270,000          $-0-            $-0-
------------------ ------- ---------- ----------- ---------------- ------------ ----------------- -----------   -------------
Dean R. Gavoni,     2001     350,000     $-0-          $ 24,234 (1)   $-0-          400,000          $-0-            $-0-
Executive Vice      2000      40,000     $-0-          $193,299 (1)   $-0-            -0-            $-0-            $-0-
President           1999      30,810     $-0-          $ 76,985 (1)   $-0-           60,000          $-0-            $-0-
------------------ ------- ---------- ----------- ---------------- ------------ ----------------- -----------   -------------
John J.             2001     100,000    $ 69,830       $-0-           $-0-          400,000          $-0-            $-0-
Brumfield,          2000      55,000    $ 43,344       $-0-           $-0-            -0-            $-0-            $-0-
CFO                 1999      45,000    $ 17,567       $-0-           $-0-           70,000          $-0-            $-0-
------------------ ------- ---------- ----------- ---------------- ------------ ----------------- -----------   -------------
Christopher J.      2001     143,885     $-0-          $-0-           $-0-            -0-            $-0-            $-0-
Miller,             2000      70,000     $-0-          $-0-           $-0-            -0-            $-0-            $-0-
Former CEO          1999     100,000     $-0-          $-0-           $-0-            -0-            $-0-            $-0-
-NBG
Solutions *
------------------ ------- ---------- ----------- ---------------- ------------ ----------------- -----------   -------------
David J.            2001     111,385     $-0-          $-0-           $-0-            -0-            $-0-            $-0-
Thibeau,            2000      96,250     $-0-          $-0-           $-0-            -0-            $-0-            $-0-
Former CTO          1999     100,000     $-0-          $-0-           $-0-            -0-            $-0-            $-0-
-NBG
Solutions *
------------------ ------- ---------- ----------- ---------------- ------------ ----------------- -----------   -------------

         * No longer employed by the Company.

         (1) - Sales commissions paid.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

----------------------------- -------------------------- -------------------- --------------- ------------------------
                                Number Of Securities      Percent Of Total
                               Underlying Options/SARs      Options/SARs
                                     Granted (#)             Granted To        Exercise or
                                       (b) (1)              Employees In        Base Price
            Name                                             Fiscal Year          ($/Sh)          Expiration Date
            (a)                                                  (c)               (d)                  (e)
----------------------------- -------------------------- -------------------- --------------- ------------------------
John A. Holmes, III,                   500,000                   32%              $1.75               5-10-06
President and CEO
----------------------------- -------------------------- -------------------- --------------- ------------------------
Dean R. Gavoni, Executive              400,000                   26%              $1.75               5-10-06
Vice President
----------------------------- -------------------------- -------------------- --------------- ------------------------
John J. Brumfield, CFO                 400,000                   26%              $1.75               5-10-06
----------------------------- -------------------------- -------------------- --------------- ------------------------
Christopher J. Miller,                  1,000                    .1%              $1.75               5-10-06
Former CEO - NBG Solutions
----------------------------- -------------------------- -------------------- --------------- ------------------------
David J. Thibeau, Former                1,000                    .1%              $1.75               5-10-06
CTO - NBG Solutions
----------------------------- -------------------------- -------------------- --------------- ------------------------

(1)  All options became fully vested and exercisable on June 1, 2001.

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

------------------------------------ ------------------- -------------------- -------------------- -------------------
                                                                                   Number Of
                                                                                  Unexercised           Value Of
                                                                                  Securities          Unexercised
                                                                                  Underlying          In-The-Money
                                                                                Options/SARs At      Option/SARs At
                                      Shares Acquired                             FY-End (#)           FY-End ($)
                                        On Exercise        Value Realized        Exercisable/         Exercisable/
               Name                         (#)                  ($)             Unexercisable       Unexercisable
                (a)                         (b)                  (c)                  (d)                 (e)
------------------------------------ ------------------- -------------------- -------------------- -------------------
John A. Holmes, III, President and         73,000              $72,376            1,177,000/0        $105,820/$-0-
CEO
------------------------------------ ------------------- -------------------- -------------------- -------------------
Dean R. Gavoni, Executive Vice            180,000             $179,039             460,000/0           $-0-/$-0-
President
------------------------------------ ------------------- -------------------- -------------------- -------------------
John J. Brumfield, CFO                     50,000              $49,644             570,000/0          $26,000/$-0-
------------------------------------ ------------------- -------------------- -------------------- -------------------
Christopher J. Miller, Former CEO           -0-                 $-0-                  0/0              $-0-/$-0-
- NBG Solutions
------------------------------------ ------------------- -------------------- -------------------- -------------------
David J. Thibeau, Former CTO - NBG          -0-                 $-0-                  0/0              $-0-/$-0-
Solutions
------------------------------------ ------------------- -------------------- -------------------- -------------------

Employment Agreements

         John A. Holmes, III

         On July 1, 2001, the Company amended and restated its employment contract with John A. Holmes, III. The amended and restated agreement expires on December 31, 2004. Mr. Holmes will receive a base salary equal to $350,000, which will be increased annually at the rate of the Consumer Price Index unless a larger increase is approved by the Company's board of directors. Mr. Holmes will receive an additional 10% increase in his base salary if the Company achieves certain revenue targets for the fiscal years ending in 2002 and 2003. In addition to his base salary, Mr. Holmes may qualify for additional compensation depending on the Company's financial performance. Mr. Holmes has the right to terminate the employment agreement at any time without reason upon three months' prior written notice. The Company may terminate Mr. Holmes for cause without notice. The Company may also terminate Mr. Holmes without cause, at any time, and without reason upon three months' prior written notice or payment in lieu of notice equaling three months' compensation. If Mr. Holmes employment is terminated without cause following a "change in control" (as defined in the employment agreement), the Company will pay Mr. Holmes an amount equal to one year's base salary. If the Company terminates Mr. Holmes without cause and for reasons other than a change in control, then it must provide Mr. Holmes with one-year severance pay equal to 75% of his base salary, payable in 12 equal monthly installments.

         Dean R. Gavoni

         On July 1, 2001, the Company amended and restated its employment contract with Dean R. Gavoni. The amended and restated agreement expires on December 31, 2004. Mr. Gavoni will receive a base salary equal to $350,000, which will be increased annually at the rate of the Consumer Price Index unless a larger increase is approved by the Company's board of directors. Mr. Gavoni will receive an additional 10% increase in his base salary if the Company achieves certain revenue targets for the fiscal years ending in 2002 and 2003. In addition to his base salary, Mr. Gavoni may qualify for additional compensation depending on the Company's financial performance. Mr. Gavoni has the right to terminate the employment agreement at any time without reason upon three months' prior written notice. The Company may terminate Mr. Gavoni for cause without notice. The Company may also terminate Mr. Gavoni without cause, at any time, and without reason upon three months' prior written notice or payment in lieu of notice equaling three months' compensation. If Mr. Gavoni's employment is terminated without cause following a "change in control" (as defined in the employment agreement), the Company will pay Mr. Gavoni an amount equal to one year's base salary. If the Company terminates Mr. Gavoni without cause and for reasons other than a change in control, then it must provide Mr. Gavoni with one-year severance pay equal to 75% of his base salary, payable in 12 equal monthly installments.

         John J. Brumfield

         On January 1, 2001, the Company entered into a three-year employment agreement with John J. Brumfield. Under this agreement, Mr. Brumfield will receive a base salary of $99,999.99 in 2001, $110,000.00 in 2002, and
$120,000.00 in 2003. In addition to his base salary, Mr. Brumfield is also eligible to receive certain monthly bonuses, which could increase Mr. Brumfield's annual compensation by as much as $120,000. Mr. Brumfield may terminate the employment agreement at any time and without cause after providing the Company with 30-days written notice. The Company may terminate Mr. Brumfield's employment, without cause, after giving him either: (1) 30-days written notice, or (2) a payment equal to 180 days of his base compensation. The Company may also terminate Mr. Brumfield, for cause, without notice or payment of compensation in lieu of giving notice.

Director Compensation
---------------------

         Directors of the Company are not currently compensated for their services other than as provided in the Stock Incentive Plan described below. However, Directors are reimbursed for all reasonable expenses incurred on behalf of the Company.

         Stock Incentive Plan

         The Company established the NBG Radio Network, Inc. 1998 Stock Incentive Plan in 1998 and amended the plan in 2001 to increase the number of shares available for issue (the "Plan"). The purpose of the Plan is to attract and retain the services of (1) selected employees, officers and directors of the Company or of any subsidiary of the Company and (2) selected non-employee agents, consultants, advisors, persons involved in the sale or distribution of the Company's products and independent contractors of the Company or any subsidiary. The Plan has not been submitted to a vote of the stockholders of the Company.

         The Plan provides for the grant of options to qualified directors, employees (including officers), independent contractors and consultants of the Company to purchase an aggregate of 3,500,000 shares of Common Stock. The Plan is currently administered by the Board of Directors, which determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price.

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

         In April 2001, the Company granted Non-Statutory Options under the Plan to non-employee directors in the following amounts:

         Peter Jacobsen                     20,000
         Dick Versace                       20,000

         The exercise price for the options is $1.75 per share and the options will expire in May 2006, if not exercised earlier. All stock options became exercisable upon the date of grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of November 30, 2001 as to (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of the Company's common stock, (ii) each named executive officer and (iii) all directors and officers as a group. The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to the table.

------------------------------------ ----------------------- ----------------
Name and Address of Beneficial       Amount and Nature of
Owner                                Beneficial Ownership
                                                             Percent of Class
------------------------------------ ----------------------- ----------------

John A. Holmes, III                  1,458,564 (1)                  9.4%
3728 SW Hillside Drive, Portland,
OR 97221

Peter Jacobsen                       187,000 (2)                    1.3%
8700 SW Nimbus Avenue #B,
Beaverton, OR 97008

Dick Versace                         192,000 (3)                    1.3%
733 East Maywood  Peoria, IL 61603

Ernie Capobianco                      30,000                           *
7249 South Janmar
Dallas, TX 75230

John J. Brumfield                    851,223 (4)                    5.7%
5383 Southwood Drive
Lake Oswego, OR 97035

Dean R. Gavoni                       706,412 (5)                    4.7%
3503 SW Gale
Portland, OR 97201

Christopher J. Miller                318,000 (6)                    2.2%
11510 SW Military Court
Portland, OR  97219

David J. Thibeau                     292,100 (7)                    2.0%
132 Del Prado
Lake Oswego, OR  97035

Directors and executive officers     4,435,780 (8)                 25.6%
as a group (9 persons)

MCG Capital Corporation              4,850,235 (9)                 25.2%
1100 Wilson Blvd.
Arlington, VA  22209

Jim Schilling                         1,374,000 (10)                9.1%
20455 South End Rd.
Oregon City, OR 97045

Gary Henin                            1,200,000 (11)                8.2%
3385 Quail Ridge Court
West Linn, OR 97068

  * Less than 1%

(1) Represents 248,732 common shares, 1,177,000 options without performance or vesting restrictions, and 32,832 warrants.
(2) Represents 87,000 common shares and 100,000 options without performance or vesting restrictions.
(3) Represents 152,000 common shares and 40,000 options without performance or vesting restrictions.
(4) Represents 258,664 common shares, 570,000 options without performance or vesting restrictions, and 22,559 warrants.
(5) Represents 164,873 common shares, 460,000 options without performance or vesting restrictions, and 81,539 options.
(6) Represents 175,000 common shares held directly, 43,000 common shares held in trust for the benefit of his children, and the right to receive 100,000 common shares from the Company in connection with his termination of employment.
(7) Represents 192,100 common shares and the right to receive 100,000 common shares from the Company in connection with his termination of employment.
(8) Represents 1,473,860 common shares, 2,757,000 options without performance or vesting restrictions, and 204,920 warrants.
(9)  Represents 4,850,235 warrants based on Schedule 13D filed on july 11, 2001.
(10) Represents 687,000 common shares and 687,000 warrants, according to the records of the Company.
(11) Represents 875,000 common shares and 325,000 warrants, according to the records of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         On January 25, 1999, the Company completed its acquisition of M-Tek Technical Services, Inc., a kiosk integration company providing customized technical solutions, bar coding, and distribution channels. In the acquisition, the Company acquired assets and assumed certain liabilities of M-Tek Technical Services, Inc. for the purchase price of $1,367,000. The purchase price consisted of $100,000 in cash and 350,000 shares (175,000 shares of Common Stock to each of Messrs. Miller and Thibeau). As a result of the acquisition, Mr. Miller became the Chief Operating Officer of NBG Solutions, Inc., a subsidiary of the Company was appointed to the Board of Directors of the Company, and was granted options to purchase 175,000 shares of Common Stock at $3.10 per share. In addition, Mr. Thibeau became Vice President/Chief Technology Officer of NBG Solutions, Inc. and was granted options to purchase 175,000 shares of Common Stock at $3.10 per share. In connection with the termination of employment of Mr. Miller and Mr. Thibeau, the Company paid each of them $28,000 and agreed to issue each of them 100,000 common shares in April 2002.

         On June 29, 2001, the Company entered into a $6.2 million credit facility with MCG. MCG is a beneficial owner of more than 5% of the Company's common stock as a result of the transactions relating to the credit facility. The credit facility and the related transactions are described in Item 6 - Management's Discussion and Analysis or Plan of Operation.

         On June 30, 2001, the Company made loans to officers as follows: John
A. Holmes, III, President and CEO - $100,000; Dean R. Gavoni, Executive Vice President - $90,000; and Oliver J. Holmes, Vice President of Operations - $15,000. The loans were made pursuant to promissory notes with identical terms. The notes carry an interest rate of 6% and are payable in ten equal annual installments of principal and interest starting July 1, 2002. John J. Brumfield, CFO, also signed a promissory note but no funds have been advanced to Mr. Brumfield. All of these notes were assigned to MCG as additional collateral for the credit facility.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a ) The following exhibits are filed as part of this report:

Exhibit
Number                Description of Exhibit

   2.1. Stock Purchase Agreement dated October 6, 2000 among NBG Radio Network, Inc., Glenn Fisher Entertainment Corporation, and Glenn Fisher (including First Amendment to Stock Purchase Agreement dated October 25, 2000 and Sixth Amendment to Stock Purchase Agreement dated June 29, 2001) (filed as an exhibit to the Company's Form 8-K filed on July 13, 2001).

   3.1 Restated Articles of Incorporation, as amended (filed as an exhibit to the Company's Form 10-KSB/A-1 filed on June 1, 2001).

   3.2 Amended and Restated Bylaws of the Company (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 1999

   4.1 Form of Common Stock Certificate (filed as an exhibit to the Company's Form 10-KSB filed on March 2, 1999).

   4.2 Form of Warrants - Private Placement #1 (filed as an exhibit to the Company's Form 10-KSB/A filed on June 4, 1999).

   4.3 Option and Warrant Purchase Agreement dated June 29, 2001 between MCG Finance Corporation and NBG Radio Network, Inc. (filed as an exhibit to Schedule 13D filed by MCG Finance Corporation on July 11, 2001).

   4.4 Warrant Agreement by and between NBG Radio Network, Inc. and Sean Kenlon dated June 29, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   4.5 Warrant Agreement by and between NBG Radio Network, Inc. and Patrick Flanagan dated June 29, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   4.6 Warrant Agreement by and between NBG Radio Network, Inc. and Dakota Trust c/o Jay Landesman and Stephen R. Field, Trustees dated June 29, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.1 Credit Facility Agreement dated June 29, 2001 between MCG Finance Corporation and NBG Radio Network, Inc., including each of its direct and indirect subsidiaries (filed as an exhibit to Schedule 13D filed by MCG Finance Corporation on July 11, 2001).

   10.2 Master Security Agreement, Collateral Assignment and Equity Pledge dated June 29, 2001 by NBG Radio Network, Inc. and Glenn Fisher Entertainment Corporation in favor of MCG Finance Corporation (filed as an exhibit to Schedule 13D filed by MCG Finance Corporation on July 11, 2001).

   10.3 Intellectual Property Security Agreement dated June 29, 2001 by NBG Radio Network, Inc. in favor of MCG Finance Corporation (filed as an exhibit to the Company's Form 10-QSB filed on October 15,
              2001).

   10.4 Intellectual Property Agreement dated June 29, 2001 by Glenn Fisher Entertainment Corporation in favor of MCG Finance Corporation (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.5 Amended and Restated Employment Agreement between John A. Holmes, III and NBG Radio Network, Inc. dated July 1, 2001* (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.6 Amended and Restated Employment Agreement between Dean R. Gavoni and NBG Radio Network, Inc. dated July 1, 2001* (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.7       Employment Agreement of John J. Brumfield dated January 1, 2001.*

   10.8       Employment Agreement of Oliver J. Holmes dated January 1, 2001.*

   10.9 1998 Stock Incentive Plan* (filed as an exhibit to the Company's Form 10-QSB/A filed on November 12, 1999).

   10.10 Promissory Note and Collateral Assignment by John A. Holmes III in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.11 Promissory Note and Collateral Assignment by Dean R. Gavoni in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.12 Promissory Note and Collateral Assignment by John J. Brumfield in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.13 Promissory Note and Collateral Assignment by Oliver J. Holmes in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.14 Consulting Agreement between Glenn Fisher Entertainment Corporation and Glenn Fisher dated June 29, 2001* (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   21         Subsidiaries of the Registrant

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

                              NBG RADIO NETWORK, INC.,
                              a Nevada corporation

Date:  February 28, 2002      By: /s/ John A. Holmes, III
                                  ----------------------------------------------
                                  John A. Holmes, III, Chief Executive Officer
                                  and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  February 28, 2002      By: /s/ John A. Holmes, III
                                  ----------------------------------------------
                                  John A. Holmes, III, Chairman, Board of
                                  Directors; Chief Executive Officer
                                  and President (Principal Executive Officer)

Date:  February 28, 2002      By: /s/ John J. Brumfield
                                  ----------------------------------------------
                                  John J. Brumfield, Chief Financial
                                  Officer and Secretary
                                  (Principal Financial and Accounting Officer)

Date:  February 28, 2002      By: /s/ Peter Jacobsen
                                  ----------------------------------------------
                                  Peter Jacobsen, Director

Date:  February 28, 2002      By: /s/ Dick Versace
                                  ----------------------------------------------
                                  Dick Versace, Director

Date:  February 28, 2002      By: /s/ Ernie Capobianco
                                  ----------------------------------------------
                                  Ernie Capobianco, Director

                                  EXHIBIT INDEX

Exhibit
Number        Description of Exhibit

   2.1. Stock Purchase Agreement dated October 6, 2000 among NBG Radio Network, Inc., Glenn Fisher Entertainment Corporation, and Glenn Fisher (including First Amendment to Stock Purchase Agreement dated October 25, 2000 and Sixth Amendment to Stock Purchase Agreement dated June 29, 2001) (filed as an exhibit to the Company's Form 8-K filed on July 13, 2001).

   3.1 Restated Articles of Incorporation, as amended (filed as an exhibit to the Company's Form 10-KSB/A-1 filed on June 1, 2001).

   3.2 Amended and Restated Bylaws of the Company (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 1999

   4.1 Form of Common Stock Certificate (filed as an exhibit to the Company's Form 10-KSB filed on March 2, 1999).

   4.2 Form of Warrants - Private Placement #1 (filed as an exhibit to the Company's Form 10-KSB/A filed on June 4, 1999).

   4.3 Option and Warrant Purchase Agreement dated June 29, 2001 between MCG Finance Corporation and NBG Radio Network, Inc. (filed as an exhibit to Schedule 13D filed by MCG Finance Corporation on July 11, 2001).

   4.4 Warrant Agreement by and between NBG Radio Network, Inc. and Sean Kenlon dated June 29, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   4.5 Warrant Agreement by and between NBG Radio Network, Inc. and Patrick Flanagan dated June 29, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   4.6 Warrant Agreement by and between NBG Radio Network, Inc. and Dakota Trust c/o Jay Landesman and Stephen R. Field, Trustees dated June 29, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.1 Credit Facility Agreement dated June 29, 2001 between MCG Finance Corporation and NBG Radio Network, Inc., including each of its direct and indirect subsidiaries (filed as an exhibit to Schedule 13D filed by MCG Finance Corporation on July 11, 2001).

   10.2 Master Security Agreement, Collateral Assignment and Equity Pledge dated June 29, 2001 by NBG Radio Network, Inc. and Glenn Fisher Entertainment Corporation in favor of MCG Finance Corporation (filed as an exhibit to Schedule 13D filed by MCG Finance Corporation on July 11, 2001).

   10.3 Intellectual Property Security Agreement dated June 29, 2001 by NBG Radio Network, Inc. in favor of MCG Finance Corporation (filed as an exhibit to the Company's Form 10-QSB filed on October 15,
              2001).

   10.4 Intellectual Property Agreement dated June 29, 2001 by Glenn Fisher Entertainment Corporation in favor of MCG Finance Corporation (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.5 Amended and Restated Employment Agreement between John A. Holmes, III and NBG Radio Network, Inc. dated July 1, 2001* (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.6 Amended and Restated Employment Agreement between Dean R. Gavoni and NBG Radio Network, Inc. dated July 1, 2001* (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.7       Employment Agreement of John J. Brumfield dated January 1, 2001.*

   10.8       Employment Agreement of Oliver J. Holmes dated January 1, 2001.*

   10.9 1998 Stock Incentive Plan* (filed as an exhibit to the Company's Form 10-QSB/A filed on November 12, 1999).

   10.10 Promissory Note and Collateral Assignment by John A. Holmes III in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.11 Promissory Note and Collateral Assignment by Dean R. Gavoni in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.12 Promissory Note and Collateral Assignment by John J. Brumfield in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.13 Promissory Note and Collateral Assignment by Oliver J. Holmes in favor of NBG Radio Network, Inc. dated June 30, 2001 (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   10.14 Consulting Agreement between Glenn Fisher Entertainment Corporation and Glenn Fisher dated June 29, 2001* (filed as an exhibit to the Company's Form 10-QSB filed on October 15, 2001).

   21         Subsidiaries of the Registrant

   23.1       Consent of Moss Adams LLP, Certified Public Accountants