Form 10QSB
period 2002-02-28
NBG RADIO NETWORK INC
filed 2002-04-15
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2002  Commission File Number:0-24075


                             NBG RADIO NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                    88-0362102
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


               520 SW Sixth Avenue, Suite 750

                  Portland, Oregon                                97204
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


     The registrant has one class of Common Stock with 14,385,651 shares outstanding as of April 12, 2002.

Transitional Small Business Issuer Disclosure Format (check one):Yes [ ] No [X].

PART I - FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements
----------------------------

                                                         NBG RADIO NETWORK, INC.
                                                                  BALANCE SHEETS


                                     ASSETS
                                     ------
                                                  February 28      February 28      November 30
                                                  (Unaudited)      (Unaudited)       (Audited)
                                                      2002             2001            2001

CURRENT ASSETS
Cash and cash equivalents                         $   189,978       $  238,607      $  321,402
Receivables:
  Accounts receivable, net of allowance for
  doubtful accounts of $60,000 in 2002 and in 2001
                                                    3,203,428        3,919,712       3,945,803
  Unbilled receivable                                       -          172,865               -
  Note receivable                                           -          167,200               -
  Related-party receivable                            224,354            5,790         219,354
  Barter exchange receivables                               -           81,880               -
  Sales representation agreements, net of
  amortization                                        309,721        2,972,086         402,637
  Prepaid expenses and other current assets
                                                       30,295          232,539          31,148
                                                  ------------     ------------    ------------

           Total current assets                     3,957,776        7,790,679       4,920,344

PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization
                                                      176,830          179,373         197,183
GOODWILL, net of amortization                       2,704,034          938,354       2,911,187

INTANGIBLE ASSETS, net of amortization
                                                      813,327          220,334         957,093
OTHER ASSETS                                          130,000                -         137,500
                                                  ------------     ------------    ------------

          Total assets                            $ 7,781,967      $ 9,128,740     $ 9,123,307
                                                  ============     ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Line of credit                                  $         -       $  400,000      $        -
  Accounts payable                                    959,710          340,692       1,438,382
  Accrued liabilities                               1,048,230            3,939         447,531
  Barter exchange payables                             30,108                -          29,339
  Sales representation agreement
  liabilities                                       1,154,370        2,182,049       1,203,095
  Current portion of long-term debt                   450,000                -         300,000
                                                  ------------      -----------     -----------

          Total current liabilities                 3,642,418        2,926,680       3,418,347

LONG-TERM DEBT                                      3,886,667                -       3,929,167

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,
5,000,000 authorized and unissued                           -                -               -
Common stock, $.001 par value;
50,000,000 common shares authorized
14,385,651, 13,321,831, and 14,385,651
common shares issued and outstanding at
February 28, 2002, February 28, 2001,
and November 30, 2001 respectively                     14,386           13,322          14,386
  Additional paid-in-capital                       11,290,611        7,587,094      11,290,611
  Retained deficit                                (10,832,853)      (1,398,816)     (9,306,807)
  Stock subscription receivable                      (219,262)             460        (222,397)
                                                  ------------     ------------    ------------

          Total stockholders' equity                  252,882        6,202,060       1,775,793
                                                  ------------     ------------    ------------

          Total liabilities and
          stockholders' equity                    $ 7,781,967      $ 9,128,740     $ 9,123,307
                                                  ============     ============    ============



See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED FEBRUARY 28,
                                                      2002 and 2001
                                                       (Unaudited)
                                            ---------------------------------
                                                 2002               2001
                                            --------------     --------------

REVENUES
  Advertising income                        $   2,708,553      $   2,826,898
  Kiosk income                                    342,163             89,500
                                            --------------     --------------
          Total revenues                        3,050,716          2,916,398


DIRECT COSTS                                    2,350,291          2,104,854
                                            --------------     --------------
GROSS MARGIN                                      700,425            811,544
                                            --------------     --------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and employee benefits                     497,395            625,608
  Travel and entertainment                         27,816             91,680
  Consulting and professional                     799,460            109,096
  Advertising                                      15,117             13,909
  Depreciation and amortization                   381,622            107,516
  Postage and printing                             33,990             30,311
  Rent                                             45,479             31,059
  Office supplies                                  17,690             22,796
  Telephone                                        12,919             24,899
  Other expenses                                   80,899             92,826
                                            --------------     --------------
          Total general and
          administrative expenses               1,912,387          1,149,700
                                            --------------     --------------
Net loss before provision for income taxes
                                               (1,211,962)          (338,156)
OTHER INCOME (EXPENSE)
   Interest income                                  1,575              3,587
   Interest expense                              (315,659)           (16,321)
                                            --------------     --------------
Total other income (expense)                     (314,084)           (12,734)
                                            --------------     --------------

Provision for income taxes                              -            125,000
                                            --------------     --------------

Net loss                                    $  (1,526,046)      $   (475,890)
                                            ==============     ==============

Basic and diluted loss per share of
common stock                                $       (0.11)      $      (0.04)
                                            ==============     ==============
Weighted average number of shares
outstanding - basic and diluted                14,385,651         12,955,341
                                            ==============     ==============


See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                     (Unaudited)


                                                                                                            Other
                                                            Additional                        Stock       Comprehen-
                                       Common Stock          Paid-In       Retained       Subscription      sive
                                                             Capital        Deficit       Receivable       Income         Total
                                 ------------------------  ------------   ------------    ------------   -----------   -----------
                                   Shares      Amount
                                 ----------   ----------
BALANCE, November 30, 2000
(audited)                        12,321,831   $  12,322     $6,795,719    $   (922,926)      $ (14,113)   $      -   $ 5,871,002
Issuance of common shares         1,351,920       1,352      1,800,568               -               -           -     1,801,920
Exercise of options                 577,900         578        312,458               -               -           -       313,036
Issuance of common shares and
common share subscription for
services                            134,000         134        231,866               -        (228,000)          -         4,000
Services provided for payment
of subscribed shares                      -           -              -               -          19,716           -        19,716
Allocated value of warrants
issued in debt financing                  -           -      2,150,000               -               -           -     2,150,000

Net loss for the year                     -           -              -      (8,383,881)              -           -    (8,383,881)
                                 ----------   ----------    ------------   ------------    ------------   --------   ------------

BALANCE November 30, 2001
(audited)                        14,385,651   $  14,386     $11,290,611   $ (9,306,807)    $  (222,397)   $      -   $ 1,775,793
Service provided for payment
of subscribed shares                      -            -               -             -           3,135           -         3,135
Net loss for the period                   -            -               -    (1,526,046)              -           -    (1,526,046)
                                 ----------   ----------    ------------   ------------    ------------   --------   ------------

BALANCE  February 28, 2002       14,385,651   $  14,386     $11,290,611   $(10,832,853)    $  (219,262)   $      -   $   252,882
(unaudited)                      ==========   ==========    ============   ============    ============   ========   ============


See Accompanying Notes

                                                         NBG RADIO NETWORK, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                                       THREE MONTHS ENDED FEBRUARY 28
                                                                                 (Unaudited)
                                                                  ------------------------------------------
                                                                          2002                   2001
                                                                  ---------------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                              $   (1,526,046)          $ (475,890)
  Adjustments to reconcile net loss to cash from operating
activities:
     Depreciation and amortization                                             381,622              107,516
     Amortization of discount on long-term debt                                107,500                    -
     Services provided in payment of subscribed shares                           3,135               14,573
  Changes in assets and liabilities:
     Accounts receivable                                                       742,375               (6,013)
     Unbilled receivable                                                             -               22,874
     Related party receivable                                                   (5,000)              76,452
     Barter exchange receivable/payable                                            769                    1
     Prepaid expenses and other current assets                                     853             (104,981)
     Sales representation agreement amortization                                92,916              217,917
     Net change in programming contract liabilities                            (48,725)            (857,678)
     Accounts payable                                                         (478,672)            (240,438)
     Accrued liabilities                                                       600,699             (159,973)
                                                                  ---------------------     ----------------

          Net cash from operating activities                                  (128,574)          (1,405,640)
                                                                  ---------------------     ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of common stock                                                  $        -           $  547,000
  Stock options exercised                                                            -              245,375
  Acquisition of property and equipment                                         (2,850)              (2,751)
                                                                  ---------------------     ----------------

          Net cash from investing activities                                    (2,850)             789,624
                                                                  ---------------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES

          Net cash from financing activities                                         -                    -
                                                                  ---------------------     ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                              (131,424)            (616,016)
CASH, beginning of year                                                        321,402              854,623
                                                                  ---------------------     ----------------

CASH, end of year                                                          $   189,978           $  238,607
                                                                  =====================     ================


                                                                                     NBG RADIO NETWORK, INC.
                                                                                    STATEMENTS OF CASH FLOWS

                                                                       THREE MONTHS ENDED FEBRUARY 28
                                                                                (Unaudited)
                                                                 -------------------------------------------
                                                                         2002                    2001
                                                                 ----------------------     ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $    315,659           $   16,321
                                                                 ======================     ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
     Capitalization of programming contract assets and
     recognition of related liabilities                                   $          -           $  288,000
                                                                 ======================     ================
     Issuance of common stock for services, net of stock
     subscription receivable of ($219,262 and $222,397)                   $          -           $   14,573
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

In June 2001, NBG Radio Network, Inc., completed the acquisition of Glenn Fisher Entertainment Corporation ("GFEC") (see Note 4), which became a wholly owned subsidiary of the Company involved in the creation, production, and distribution of national radio programs. The Company also owns and operates NBG Solutions, Inc. a wholly owned subsidiary involved in providing design, installation, and support for interactive kiosks. Two additional wholly owned subsidiaries, NBG Travel Exclusives, Inc., and NBG Interactive, Inc., which had no significant activity during 2001 and 2000 were disposed of by the Company. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements include the accounts of NBG Radio Network, Inc. and its wholly owned subsidiaries, NBG Solutions, Inc., and GFEC, after elimination of inter-company transactions and balances.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants. The Company's annual report contains audited financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended February 28, 2002 are not necessarily indicative of results to be anticipated for the year ending November 30, 2002.

NOTE 3 - LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average basic and diluted shares outstanding, respectively.

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

   Goodwill                                                     $     4,332,443
   Identifiable intangibles (sales representation contract rights)    1,518,688
   Assets acquired                                                      733,287
   Liabilities assumed                                                 (764,239)
   Non-refunded prepayments on contracts with
   GFEC terminated at acquisition                                      (539,754)
                                                             -------------------

       Total cash paid for GFEC                                     $  5,280,425
                                                             ===================

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

At the time of acquisition, the contracts receivable and deferred revenue balances recognized by GFEC and the unamortized sales representation agreement costs of $1,653,228 and contract liabilities of $1,113,474 recognized by the Company were eliminated for consolidation purposes, resulting in the recognition of an additional $539,754 in goodwill. Accordingly, the total amount of goodwill recognized by the Company in its acquisition of GFEC was $4,332,443.

As part of the acquisition by NBG, Glenn Fisher, the former president and sole shareholder of GFEC, entered into a three-year consulting agreement with NBG. Terms of the consulting agreement provide for monthly payments of $16,667 to Fisher for the three-year period covered by the agreement.

The following pro forma condensed financial information has been prepared using the purchase method of accounting and is based on the historical financial statements of the Company and GFEC assuming the acquisition had been concluded at the beginning of the periods presented. The pro forma condensed financial information combines GFEC's statements of operations for the three months ended March 31, 2001, with the statement of operations of the Company for the three months ended February 28, 2001, and GFEC's year ended December 31, 2001 with the statement of operations of the Company for the year ended November 30, 2001. Certain amounts in the historical financial statements of GFEC have been reclassified and adjusted to conform with the Company's historical financial presentation. All inter-company transactions have been eliminated.

                                 Three Months Ended February 28,                 Year Ended November 30,
                        ---------------------------------------------------------------------------------------------
                               2001                    2001                    2001                    2001
                             Historical               Pro Forma              Historical              Pro Forma
                        ---------------------   ----------------------  ----------------------  ---------------------

Revenues                  $    2,916,398          $    2,957,053         $     13,546,176        $   13,570,401
Net loss                  $     (475,890)         $   (1,357,857)        $     (8,383,881)       $  (10,469,355)
Loss per share (diluted)  $        (0.04)         $        (0.10)        $          (0.60)       $        (0.75)



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

o Ability to maintain and establish new relations with radio stations to place its programs

o Ability to maintain relationships with program hosts and ability to attract new program hosts

o  Ability to predict public taste with respect to entertainment programs

Three Months Ended February 28, 2002 and 2001
---------------------------------------------

    Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended November 30, 2001, on file with the Securities and Exchange
Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended February 28, 2002, compared to the results of operations for the three-month period ended February 28, 2001, and to changes in the Company's financial condition from November 30, 2001 to February 28, 2002.

    REVENUES. Total revenues for the three months ended February 28, 2002 were $3,050,716 compared to revenues of $2,916,398 for the same period in 2001, representing an increase of $134,318, or 5%. This increase was due to NBG Solutions, Inc. increasing its sales from $89,500 in 2001 to $342,163 in 2002. The primary reason for the increase was the development of new clients and increasing sales with existing clients. Advertising revenues were slightly lower. The main reason for the decline in advertising revenues is that advertising rates were lower for the first three months of 2002 compared to the same period in 2001, mainly attributable to the economic conditions existing at the end of 2001 and the beginning of 2002. The lower advertising rates were partially offset by an increase in the volume of advertising available for sale and sold in the first quarter of 2002.

    DIRECT COSTS. Direct costs for the three months ended February 28, 2002 and 2001 were $2,350,291 and $2,104,854, respectively, representing an increase of $245,437, or 12%. The increase is due primarily to the increase in the number of programs and services the Company currently provides. The Company is currently producing seven more programs than it did at the same time last year, which has lead to an increase in the total cost of producing the Company's programs. The Company's current focus is on long-form programs, which are more expensive to produce due to the increased cost of delivery of the program via satellite or multiple CD distribution and the extra telephone charges incurred for caller driven programs. However, long-form programs also provide more commercial broadcast inventory for the Company.

    GROSS MARGIN. Gross margin for the three months ended February 28, 2002 was $700,425, a decrease of $111,119, or 14%, compared to the same period 2001. The decrease in gross margin resulted from two factors. First, the Company increased its long-form program lineup and its presence in top media markets which lead to higher direct costs. Second, advertising rates dropped significantly as the economy weakened. The combination of these events led to the decrease in gross margin.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended February 28, 2002 were $1,912,387, representing an increase of $762,687, or 66% over the same period in 2001. The increase is primarily due to an increase in consulting and professional fees and depreciation and amortization expense. Consulting and professional fees increased $690,364 primarily as a result of an amendment fee ($200,000) to amend its Credit Facility Agreement with its lender and advisory fees ($400,000) paid to its lender. Depreciation and amortization expense increased $274,106 primarily due to an increase in amortization expense from the acquisition of GFEC on June 29, 2001. These costs were offset in part by reductions in other categories of general and administrative expenses.

    OTHER INCOME (EXPENSE). Other income (expense) increased $302,070 for the three months ended February 28, 2002 compared to the same period in 2001. The increase is primarily due to interest expense increasing $299,338 as a result of the debt incurred in connection with the GFEC acquisition.

    INCOME TAXES. Due to loss carry forwards there was no provision for income taxes during the three months ended February 28, 2002. The Company paid and expensed $125,000 in estimated taxes for the same period 2001, which was subsequently refunded.

    NET LOSS AND EARNINGS PER SHARE. Net loss for the three months ended February 28, 2002 was $1,526,046, or $0.11 per diluted share. Net loss for the three months ended February 28, 2001 was $475,890, or $0.04 per diluted share. The $1,050,156 increased loss for 2002 was attributable to a $690,364 increase in consulting and professional fees, a $274,106 increase in depreciation and amortization expense, and an increase of $299,338 in interest expense.

    Basic and diluted earnings per share are based upon a weighted average of 14,385,651 and 12,955,341 shares outstanding on February 28, 2002 and 2001, respectively.

Liquidity and Capital Resources
-------------------------------

Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at February 28, 2002 was $320,000 compared to $1.50 million at February 28, 2001. The $1.18 million decrease in working capital was primarily due to an increase in accounts payable and accrued liabilities as well as a decrease in sales representation assets that were eliminated as inter-company transactions as a result of the acquisition of GFEC on June 29, 2001.

In January 2001 the Company completed a private placement of 547,000 units at $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable immediately. The warrants are exercisable for $1.50 and expire on January 19, 2003. The Company received proceeds of $547,000 from the private placement.


In March of 2001, the Company completed another private placement of 204,920 units at $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable beginning September 5, 2001. The warrants are exercisable for $1.50 and expire on March 5, 2003. The Company received proceeds of $204,920 from the private placement.

In March of 2001, the Company completed another private placement of 600,000 units at $1.75 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable immediately. The warrants are exercisable for $2.00 and expire on March 31, 2003. The Company received $1,050,000 from the private placement.


On June 29, 2001, the Company acquired GFEC for approximately $5.3 million in cash. The acquisition was financed through a $6.2 million credit facility with MCG Finance Corporation ("MCG"). The credit facility was amended February 28, 2002. The surplus funds from the credit facility were used to retire the Company's $500,000 line of credit with Western Bank, pay various fees and costs associated with the acquisition, and increase the Company's working capital. The credit facility is secured by all of the Company's assets, including its intellectual property and the stock of its subsidiaries. The credit facility is structured to allow for the possibility of an additional $10 million in future financing. The interest rate on the amounts outstanding under the credit facility is comprised of two parts; a deferred fixed rate of 3.0% and a variable rate. On February 28, 2002, the variable interest rate equaled 9.909% per annum. The variable portion of the interest rate is due quarterly while the deferred fixed portion is due upon the termination of the credit facility. The credit facility terminates in June 2006 unless prepaid earlier by the Company.

The terms of the credit facility require the Company to comply with several affirmative and negative covenants. These covenants include interest coverage ratios, total charge coverage ratios, cash flow leverage ratios, maximum programming obligations and affiliate stations expenses, minimum adjusted operating cash flow, maximum capital expenditures, restrictions on the issuance of equity instruments or additional indebtedness, as well as other elements. These covenants are typically measured on a quarterly basis. If the Company is not able to meet the covenants on the predetermined measurement dates, the lender may accelerate the entire balance of the credit facility.

In addition to the financial covenants, the credit facility also places restrictions on the Company's ability to issue equity instruments, pay dividends, repurchase its stock, and incur indebtedness. The terms of an Option and Warrant Agreement between the Company and MCG provide MCG with certain antidilution provisions, which may further complicate the Company's ability to issue additional equity securities in the future.

As part of the consideration for the credit facility, the Company issued an option to acquire warrants to purchase shares of common stock to MCG. To exercise the option to acquire warrants, MCG must agree to forgo collection of one-half of the fixed portion of the interest rate. The option to acquire warrants is exercisable immediately and will expire upon the termination of the credit facility. If the option to acquire warrants is exercised, MCG will receive warrants to acquire 4,850,235 shares of the Company's common stock. The warrants provide that 4,084,408 of these common shares may be acquired at an exercise price of $1.20 per share and the remaining 765,827 common shares may be acquired at an exercise price of $3.00 per share. The warrants become immediately exercisable and will expire on June 30, 2011.

Despite the unfavorable operating results for 2001, management believes that its operating cash flows will be sufficient to meet its prospective needs for working capital for the next twelve months. However, if the Company does not perform as management expects, then it may become necessary to seek additional or alternative sources of financing. There is no assurance that the Company will be able to locate a source of financing willing to offer terms satisfactory to the Company. In addition, the Company's indebtedness presents other risks to investors, including the possibility that the Company may be unable to generate cash sufficient to make the principal and interest payments when due or comply with financial covenants. Should the Company fail to make such a payment or fail to comply with the financial covenants, then the entire balance of the Company's credit facility may become due and immediately payable. These actions would likely have a material adverse effect on the Company.

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



PART II - OTHER INFORMATION
---------------------------


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) The following exhibits are attached:

         10.1 Amendment to Credit Facility Agreement dated February 28, 2002.

         10.2 MCG Capital Corporation Advisory and Assistance Engagement Letter dated March 7, 2002.


(b) Reports on form 8-K. No reports on Form 8-K were required to be filed during the quarter ended February 28, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NBG RADIO NETWORK, INC.,
                           a Nevada corporation

Date:  April 15, 2002      By:  /s/ John J. Brumfield
                                --------------------------------------------
                                John J. Brumfield, Chief Financial Officer
                                Vice President, Finance
                                (Principal Financial and Accounting Officer)