Form 10QSB
period 2002-05-31
NBG RADIO NETWORK INC
filed 2002-07-19
CIK 1059366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2002       Commission File Number:0-24075


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


     The registrant has one class of Common Stock with 14,585,651 shares outstanding as of July 12, 2002.

Transitional Small Business Issuer Disclosure Format (check one):Yes [ ] No [X].

PART I - FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements
----------------------------

                             NBG RADIO NETWORK, INC.
                                 BALANCE SHEETS


                                     ASSETS
                                     ------
                                                            May 31                 May 31              November 30
                                                          (Unaudited)            (Unaudited)            (Audited)
                                                      --------------------    ------------------    -------------------
                                                             2002                   2001                   2001
                                                      --------------------    ------------------    -------------------
CURRENT ASSETS
Cash and cash equivalents                             $           136,026     $         548,832     $          321,402
Receivables:
     Accounts receivable, net of allowance for
         doubtful accounts of $60,000 in 2002
         and in 2001                                            3,360,603             4,766,069              3,945,803
     Unbilled receivable                                                -               152,865                      -
     Note receivable                                                    -               167,200                      -
     Related-party receivables                                    229,354                 5,790                219,354
     Barter exchange receivables                                        -                81,880                      -
Sales representation agreements, net of
     amortization                                                 216,805             2,243,920                402,637
Prepaid expenses and other current assets                          30,295               457,539                 31,148
                                                      --------------------    ------------------    -------------------

     Total current assets                                       3,973,083             8,424,095              4,920,344
                                                      --------------------    ------------------    -------------------

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation and
     amortization                                                 155,592               170,482                197,183
GOODWILL, net of amortization                                   2,496,881               903,203              2,911,187
INTANGIBLE ASSETS, net of amortization                            669,561               160,243                957,093
OTHER ASSETS                                                      122,500                     -                137,500

                                                      --------------------    ------------------    -------------------
     Total assets                                     $         7,417,617     $       9,658,023     $        9,123,307
                                                      ====================    ==================    ===================




                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------

CURRENT LIABILITIES
     Line of credit                                   $                 -     $         500,000     $                -
     Accounts payable                                           1,526,286               536,490              1,438,382
     Accrued liabilities                                          319,220                 3,216                447,531
     Barter exchange payables                                      19,243                     -                 29,339
     Sales representation agreement liabilities                 1,242,461             1,751,915              1,203,095
     Current portion of long-term debt                            600,000                     -                300,000
                                                      --------------------    ------------------    -------------------

     Total current liabilities                                  3,707,210             2,791,621              3,418,347
                                                      --------------------    ------------------    -------------------

 LONG-TERM DEBT                                                  3,844,167                     -              3,929,167

STOCKHOLDERS' (DEFICIT) EQUITY
     Preferred stock, $.001 par value,
         5,000,000 authorized and unissued                              -                     -                      -
     Common stock, $.001 par value;
         50,000,000 common shares
         authorized 14,585,651, 14,321,651,
         and 14,385,651 common shares
         issued and outstanding at May 31,
         2002, May 31, 2001, and November
         30, 2001 respectively                                     14,586                14,326                 14,386
     Additional paid-in-capital                                11,450,411             9,016,882             11,290,611
     Retained deficit                                         (11,379,495)           (1,937,266)            (9,306,807)
     Stock subscription receivable                               (219,262)             (227,540)              (222,397)
                                                      --------------------    ------------------    -------------------

     Total stockholders' (deficit) equity                       (133,760)             6,866,402              1,775,793
                                                      --------------------    ------------------    -------------------
     Total liabilities and stockholders'
         (deficit) equity                             $        7,417,617      $       9,658,023      $       9,123,307
                                                      ====================    ==================    ===================

See Accompanying Notes

                             NBG RADIO NETWORK, INC.
                            STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                               MAY 31, 2002 and MAY 31, 2001          MAY 31, 2002 and MAY 31, 2001
                                                       (Unaudited)                              (Unaudited)
                                           ------------------------------------     ---------------------------------
                                                2002                  2001               2002               2001
                                           --------------        --------------     --------------     --------------
REVENUES
     Advertising income                    $   3,046,420         $   3,322,821      $   5,754,973      $   6,149,719
     Kiosk income                                147,703               432,684            489,866            522,184
                                           --------------        --------------     --------------     --------------
         Total revenues                        3,194,123             3,756,036          6,244,839          6,671,903


DIRECT COSTS                                   2,133,288             2,780,662          4,483,579          4,885,516
                                           --------------        --------------     --------------     --------------
GROSS MARGIN                                   1,060,835               975,374          1,761,260          1,786,387
                                           --------------        --------------     --------------     --------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Wages and employee benefits                 518,219               921,620          1,015,614          1,547,228
     Travel and entertainment                     32,984                81,099             60,800            172,779
     Consulting and professional                 178,936               394,528            978,396            503,624
     Advertising                                   7,197                 9,198             22,314             23,107
     Depreciation and amortization               381,622               107,648            763,244            215,164
     Postage and printing                         34,443                31,355             68,433             61,666
     Rent                                         42,458                15,893             87,937             46,952
     Office supplies                              10,014                10,253             27,704             33,049
     Telephone                                    19,972                27,965             32,891             52,864
     Other expenses                               50,864                34,909            131,763            127,735
                                           --------------        --------------     --------------     --------------
         Total general and
              administrative expenses
                                               1,276,709             1,634,468          3,189,096          2,804,846
                                           --------------        --------------     --------------     --------------
Loss before provision for other expense
     and provision for income taxes
                                                (215,874)             (659,094)        (1,427,836)        (1,018,459)
                                           --------------        --------------     --------------     --------------
OTHER INCOME (EXPENSE)
     Interest income                                 480                     -              2,055              4,118
     Interest expense                           (326,700)               (4,357)          (642,359)           (20,678)
                                           --------------        --------------     --------------     --------------

Total other income (expense)                    (326,220)               (4,357)          (640,304)           (16,560)
                                           --------------        --------------     --------------     --------------

Loss before provision for income taxes          (542,094)             (663,451)        (2,068,140)        (1,014,341)
Provision for income taxes                         4,548              (125,000)             4,548                  -
                                           --------------        --------------     --------------     --------------

Net loss                                   $    (546,642)        $    (538,451)     $  (2,072,688)     $ (1,014,341)
                                           ==============        ==============     ==============     ==============






Basic and diluted loss per share of
     common stock                          $       (0.04)        $       (0.04)     $       (0.14)     $       (0.08)
                                           ==============        ==============     ==============     ==============
Weighted average number of shares
     outstanding - basic and diluted
                                              14,519,651            13,897,275         14,452,316         13,500,106
                                           ==============        ==============     ==============     ==============

See Accompanying Notes

                             NBG RADIO NETWORK, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY


                                                               Additional                         Stock
                                                                 Paid-In        Retained       Subscription
                                       Common Stock              Capital         Deficit        Receivable         Total
                                 --------------------------    ------------    ------------    -------------   ----------
                                   Shares         Amount
                                 -----------     ----------
BALANCE, November 30, 2000
(audited)                        12,321,831      $  12,322     $ 6,795,719     $ (922,926)     $  (14,113)    $5,871,002
Issuance of common shares         1,351,920          1,352       1,800,568              -               -      1,801,920
Exercise of options                 577,900            578         312,458              -               -        313,036
Issuance of common shares and
     common share subscription
     for services                   134,000            134         231,866              -        (228,000)         4,000
Services provided for payment
     of subscribed shares                 -              -               -              -          19,716         19,716
Allocated value of warrants
     issued in debt financing             -              -       2,150,000              -               -      2,150,000

Net loss for the year                     -              -               -     (8,383,881)              -     (8,383,881)
                                 -----------     ----------    ------------    ------------    -------------  -----------
BALANCE November 30, 2001
(audited)                        14,385,651      $  14,386     $11,290,611    $(9,306,807)    $  (222,397)    $1,775,793
Issuance of common shares           200,000            200         159,800              -                        160,000
Service provided for payment
     of subscribed shares                 -              -               -              -           3,135          3,135
Net loss for the period                   -              -               -     (2,072,688)              -     (2,072,688)
                                 -----------     ----------    ------------    ------------    -------------  -----------

BALANCE  May 31, 2002
(unaudited)                      14,585,651      $  14,586     $11,450,411   $(11,379,495)     $ (219,262)     $(133,760)
                                 ===========     ==========    ============    ============    =============  ===========


See Accompanying Notes

                             NBG RADIO NETWORK, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        SIX MONTHS ENDED MAY 31,
                                                                             (Unaudited)
                                                                 ------------------------------------
                                                                       2002                2001
                                                                 ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                    $    (2,072,688)    $    (1,014,341)
     Adjustments to reconcile net loss to cash from operating
         activities:
         Depreciation and amortization                                   763,244             215,164
         Amortization of discount on long-term debt                      215,000                   -
         Sales representation contract agreement amortization            185,832             946,083
         Services provided in payment of subscribed shares                 3,135              14,573
     Changes in assets and liabilities:
         Accounts receivable                                             585,200            (852,364)
         Unbilled receivable                                                   -              42,874
         Related party receivable                                        (10,000)             76,452
         Barter exchange receivable/payable                              (10,096)                  1
         Prepaid expenses and other current assets                           853            (329,981)
         Net change in programming contract liabilities                   39,366          (1,287,812)
         Accounts payable                                                 87,904             (44,640)
         Accrued liabilities                                             (31,689)           (160,696)
                                                                 ----------------    ----------------

         Net cash from operating activities                             (180,561)         (2,394,687)
                                                                 ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                (4,815)             (6,266)
                                                                 ----------------    ----------------

         Net cash from investing activities                               (4,815)             (6,266)
                                                                 ----------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                  -           1,714,631
     Stock options exercised                                                   -             280,531
     Net advances on line of credit                                            -             100,000
                                                                 ----------------    ----------------
         Net cash from financing activities                                    -           2,095,162
                                                                 ----------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (185,376)           (305,791)

CASH, beginning of year                                                  321,402             854,623
                                                                 ----------------    ----------------

CASH, end of year                                                $       136,026     $       548,832
                                                                 ================    ================





                             NBG RADIO NETWORK, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED MAY 31,
                                                                             (Unaudited)
                                                                 ------------------------------------
                                                                       2002                2001
                                                                 ----------------    ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                      $       642,359     $        20,678
                                                                 ================    ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES
     Capitalization of programming contract assets and
         recognition of related liabilities                      $             -     $       288,000
                                                                 ================    ================
     Issuance of common stock in payment of accrued
         expenses                                                $       160,000     $             -
                                                                 ================    ================

See Accompanying Notes

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITY

NBG Radio Network, Inc. ("NBG" or "the Company") was organized under the laws of the State of Nevada on March 27, 1996, with the name of Nostalgia Broadcasting Corporation. In January 1998, the stockholders approved the Company's name change to NBG Radio Network, Inc. The Company creates, produces, distributes and is a sales representative for national radio programs and offers other related services to the radio industry. The Company offers radio programs to radio stations in exchange for advertising time on those stations, which the Company then sells to national advertisers.

In June 2001, NBG Radio Network, Inc., completed the acquisition of Glenn Fisher Entertainment Corporation ("GFEC") (see Note 5), which became a wholly-owned subsidiary of the Company involved in the creation, production, and distribution of national radio programs. The Company also owns and operates NBG Solutions, Inc. a wholly owned subsidiary involved in providing design, installation, and support for interactive kiosks. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements include the accounts of NBG Radio Network, Inc. and its wholly owned subsidiaries, NBG Solutions, Inc., and GFEC, after elimination of inter-company transactions and balances.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants. The Company's annual report contains audited financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended May 31, 2002 are not necessarily indicative of results to be anticipated for the year ending November 30, 2002.

NOTE 3 - REVENUE RECOGNITION

The Company recognizes revenues from the sale of advertising after the commercial advertisements are broadcast. This is generally billed monthly. If the Company is required to guarantee a certain rating as a condition of the sale, then revenue is not recognized until the advertisement is broadcast and the Company has confirmed it delivered the required rating. Revenues recognized from the design, installation, and support for interactive kiosks produced through NBG Solutions, Inc., are recognized when the product is delivered or services performed.

NOTE 4 - LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average basic and diluted shares outstanding, respectively.

NOTE 5 - ACQUISITION OF GLENN FISHER ENTERTAINMENT CORPORATION

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

Goodwill                                                                      $   4,332,443
Identifiable intangibles (sales representation contract rights)                   1,518,688
Assets acquired                                                                     733,287
Liabilities assumed                                                                (764,239)
Non-refunded prepayments on contracts with GFEC terminated at acquisition          (539,754)
                                                                              ----------------

Total cash paid for GFEC                                                      $   5,280,425
                                                                              ================

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

As part of the acquisition by NBG, Glenn Fisher, the former president and sole shareholder of GFEC, entered into a three-year consulting agreement with NBG. Terms of the consulting agreement provided for monthly payments of $16,667 to Mr. Fisher for the three-year period covered by the agreement. The Company and Mr. Fisher agreed to terminate Mr. Fisher's consulting agreement on June 1, 2002.

The following pro forma condensed financial information has been prepared using the purchase method of accounting and is based on the historical financial statements of the Company and GFEC assuming the acquisition had been concluded at the beginning of the periods presented. The pro forma condensed financial information combines GFEC's statements of operations for the six months ended June 30, 2001, with the statement of operations of the Company for the six months ended May 31, 2001, and GFEC's year ended December 31, 2001 with the statement of operations of the Company for the year ended November 30, 2001. Certain amounts in the historical financial statements of GFEC have been reclassified and adjusted to conform with the

Company's historical financial presentation. All inter-company transactions have been eliminated.

                               Six Months Ended May 31,                    Years Ended November 30,
                        ----------------------------------------   ------------------------------------------
                              2001                 2001                   2001                   2001
                           Historical            Pro Forma             Historical             Pro Forma
                        -----------------   --------------------   --------------------   -------------------
Revenues                $      6,671,903    $         6,696,128    $        13,546,176    $       13,570,401
Net loss                $    (1,014,341)    $       (2,665,103)    $       (8,383,881)    $     (10,469,355)
Net loss per share
     (diluted)          $         (0.08)    $            (0.20)    $           (0.60)     $           (0.75)
                        -----------------   --------------------   --------------------   -------------------

NOTE 6  -- ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred significant losses in 2001, the first two quarters of 2002, and had incurred additional losses in other years since its inception in 1996 such that, as of May 31, 2002, the Company had recorded an accumulated deficit of $11,379,495. Furthermore, the Company is subject to several restrictive borrowing covenants, which are contained in its Credit Facility Agreement with MCG Finance Corporation ("MCG") dated June 29, 2001. If it is unable to meet the borrowing covenants on the predetermined measurement dates, repayment of the Company's outstanding indebtedness to MCG may be accelerated and the Company may be unable to meet the accelerated repayment requirements.

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

o Ability to maintain and establish new relations with radio stations to air its programs

o Ability to maintain relationships with program hosts and ability to attract new program hosts

o    Ability to predict public taste with respect to entertainment programs

Three Months and Six Months Ended May 31, 2002 and 2001
-------------------------------------------------------

      Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended November 30, 2001, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three and six month periods ended May 31, 2002, compared to the results of operations for the three and six month periods ended May 31, 2001, and to changes in the Company's financial condition from November 30, 2001 to May 31, 2002.

      REVENUES. Total revenues for the three months ended May 31, 2002 were $3,194,123 compared to revenues of $3,756,036 for the same period in 2001, representing a decrease of $561,913, or 15%. For the six months ended May 31, 2002, total revenues were $6,244,839 representing a decrease of $427,064, or 6% compared to the same period in 2001. Revenues generated from the sale of advertising time related to radio programs produced by the Company were $3,204,902 for the six-month period ending May 31, 2002. Revenues generated from the sale of advertising related to sales representation contracts were $2,550,071 for the six months ending May 31, 2002. The Company's decline in revenue resulted from three factors. First, advertising rates have fallen significantly in 2002 compared to the rates seen in the first and second quarters in 2001. Second, in 2001 the Company cancelled three programs that failed to maintain adequate ratings. In 2002, the Company has not developed or otherwise acquired new programs to fill the inventory lost as a result of the cancellation of these programs. As a result, the Company had less inventory available for sale in 2002 compared to 2001. Finally, the Company's kiosk subsidiary's total sales decreased from $432,684 for the three months ended May 31, 2001 to $147,703 for the three months ended May 31, 2002. The main reason for this was the lack of development of new clients and a reduction in orders from current clients.

      DIRECT COSTS. Direct costs for the three months ended May 31, 2002 and 2001 were $2,133,288 and $2,780,662, respectively, representing a decrease of $647,374, or 23%. For the six months ended May 31, 2002 direct costs decreased $401,937, or 8% compared to the same period last year. Several factors contributed to the reduction in the Company's direct costs. First, most of the Company's agreements with its hosts and program producers are structured to compensate the host or producers based on a percentage of revenue generated from the respective program. As the Company's revenues declined as a result of the drop in advertising rates, so did its obligations to compensate its hosts and producers. Second, the Company renegotiated the contracts with several of its hosts and producers to reflect the depressed economic conditions in the radio industry. In most cases, these hosts or producers agreed to switch from a guaranteed payment to a payment based on a percentage of the program's revenues. Third, in response to the economic conditions in the industry, the Company cut its program productions costs on the programs that it produces internally. The combination of these factors have allowed the Company to control its costs in declining economic conditions.

      GROSS MARGIN. Gross margin for the three months ended May 31, 2002 was $1,060,835, an increase of $85,461, or 9%, compared to the same period 2001. For the six months ended May 31, 2002 gross margin decreased $25,127, or 1% compared to the same period last year. The Company's gross margin was hurt by the difficult economic conditions in the radio industry. Advertising rates have fallen significantly since last year. The Company was able to offset much of the decrease in advertising rates by renegotiating its contracts with its program hosts and producers. The renegotiated contracts have significantly reduced the amount of guaranteed payments by the Company.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 31, 2002 was $1,276,709, representing a decrease of $357,759, or 22% over the same period in 2001. The decrease resulted from:

      (1)   a reduction in staff size,

      (2)   pay cuts for all remaining employees,

      (3)   reductions in the budgets for travel and entertainment, and

      (4)   a reduction in the Company's investor relations campaign.

      A portion of these savings were offset by an increase in depreciation and amortization expenses resulting from amortization of assets acquired in the GFEC acquisition. For the six months ended May 31, 2002 general and administrative expenses were $3,189,096 representing an increase of $384,250, or 13%. The increase resulted from fees paid to the Company's lender which were recorded in the first quarter of the 2002 fiscal year and increased depreciation and amortization expenses. The lender fees included a $200,000 amendment fee charged to amend the covenants in the Company's Credit Facility Agreement and a $400,000 advisory fee paid to the Company's lender. Depreciation and amortization expense increased $548,080 primarily due to an increase in amortization expense from the acquisition of GFEC on June 29, 2001.

      OTHER INCOME (EXPENSES). In the three months ending on May 30, 2002, the Company included $326,220 in other expenses, which were primarily a result of interest payments made to the Company's lender under its Credit Facility Agreement.

      INCOME TAXES. In the second quarter of 2002, the Company paid $4,548 in estimated taxes due resulting from the GFEC acquisition in 2001. For the same period in 2001 the Company received a refund of $125,000.

      NET LOSS AND EARNINGS PER SHARE. Net loss for the three months ended May 31, 2002 was $546,642, or $.04 per share. Net loss for the three months ended May 31, 2001 was $538,451, or $.04 per share. For the six months ended May 31, 2002 and May 31, 2001, net loss was $2,072,688 and $1,014,341 respectively. The loss for 2002 was due to the reduction of advertising rates arising from the current economic conditions, to the increase in non-recurring consulting and professional fees of $600,000, and to $548,080 in depreciation and amortization expense primarily due to the increase in amortization from the acquisition of GFEC on June 29, 2001.

      Basic and dilutive earnings per share are based upon a weighted average of 14,452,316 and 13,500,106 shares outstanding on May 31, 2002 and May 31, 2001, respectively.

Liquidity and Capital Resources
-------------------------------

      Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. The Company's working capital at May 31, 2002 was $265,873 compared to $5.63 million at May 31, 2001. The decrease in working capital was due to:

      (1) the elimination of sales representation contracts as a result of the GFEC acquisition on June 29, 2001,

      (2) the reduction of accounts receivable due to lower advertising rates, and

      (3) an increase in accounts payable, and the debt the Company incurred to finance the GFEC acquisition.

      The Company has renegotiated the payment terms with several of its vendors allowing for repayment of its accounts over the course of the next twelve months with little or no interest. In addition, $600,000 or 39% of the Company's accounts payable are attributable to the lender's amendment fee and advisory fee. These fees become payable if the Company closes a corporate development or financing transaction, such as a merger or acquisition, before November 30, 2002. If the Company does not close on such a transaction before November 30, 2002, then the Company is required to make a payment to its lender equal to the lesser of 25% of (1) the amount of the fees, or (2) its excess cash flow for the trailing twelve-month period ending November 30, 2002. If the Company does not generate sufficient cash flows to pay the lender the entire amount of fees owed, then the remaining balance of the fees owed will be added to the outstanding principal balance of the Company's credit facility.

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

         On June 29, 2001, the Company acquired GFEC for approximately $5.3 million in cash. The acquisition was financed through a $6.2 million credit facility with MCG Finance Corporation ("MCG"). The credit facility was amended on February 28, 2002 and subsequently on July 19, 2002. The surplus funds from the credit facility were used to retire the Company's $500,000 line of credit with Western Bank, pay various fees and costs associated with the acquisition, and increase the Company's working capital. The credit facility is secured by all of the Company's assets, including its intellectual property and the stock of its subsidiaries. The credit facility is structured to allow for the possibility of an additional $10 million in future financing. The interest rate on the amounts outstanding under the credit facility is comprised of two parts; a deferred fixed rate of 3.0% and a variable rate. On May 31, 2002, the variable interest rate equaled 10.03% per annum. The variable portion of the interest rate is due quarterly while the deferred fixed portion is due upon the termination of the credit facility. The credit facility terminates in June 2006 unless prepaid earlier by the Company.

         The terms of the credit facility require the Company to comply with several affirmative and negative covenants. These covenants include interest coverage ratios, total charge coverage ratios, cash flow leverage ratios, maximum programming obligations and affiliate stations expenses, minimum adjusted operating cash flow, maximum capital expenditures, restrictions on the issuance of equity instruments or additional indebtedness, as well as other elements. These covenants are typically measured on a quarterly basis. On May 31, 2002, the Company failed to meet the minimum adjusted operating cash flow covenant and the minimum adjusted operating cash flow covenant. MCG waived these covenant violations and modified one of the Company's future covenant requirements without charge (except for a $500 documentation fee) in an agreement dated July 19, 2002. Accordingly, because a waiver has been obtained for existing covenant violations and management's analysis indicates the Company should be in compliance at future measurement dates, the long-term portion of the Company's credit facility remains classified as long-term in the Company's consolidated balance sheets dated May 31, 2002. If the Company is not able to meet the future covenants on the predetermined measurement dates, the lender may refuse to grant a waiver and could accelerate the entire balance of the credit facility.

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

         Despite the unfavorable operating results for 2001 and the first two quarters of 2002, management believes that its operating cash flows will be sufficient to meet its prospective needs for working capital for the next twelve months. However, if the Company does not perform as management expects, then it may become necessary to seek additional or alternative sources of financing. There is no assurance that the Company will be able to locate a source of financing willing to offer terms satisfactory to the Company. In addition, the Company's indebtedness presents other risks to investors, including the possibility that the Company may be unable to generate cash sufficient to make the principal and interest payments when due or comply with financial covenants. Should the Company fail to make such a payment or fail to comply with the financial covenants, then the entire balance of the Company's credit facility may become due and immediately payable. These actions would likely have a material adverse effect on the Company.

Recently Issued Accounting Standards
------------------------------------

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. SFAS No. 144 will be effective for the Company in the first quarter of the fiscal year end November 30, 2002. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

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

         In July 2001, the FASB also issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Implementation of SFAS No. 141 had no effect on the Company's 2001 and 2000 consolidated financial statements. The new standards of SFAS No. 142 will be effective for the Company in the first quarter of the fiscal year ending November 30, 2003.

         On December 1, 2002, the Company will no longer amortize goodwill. Based on the current recorded balance of goodwill, this accounting change will reduce annual amortization expense by approximately $829,000. The impact of ceasing to record goodwill amortization will be an increase in the Company's annual net income, after taxes, of approximately $557,000.

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      The following exhibit is attached:

         10.1 Waiver and Amendment Number Two to Credit Facility Agreement dated July 19, 2002.

(b) No reports on form 8-K were required to be filed during the quarter ended May 31, 2002.

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

                               NBG RADIO NETWORK, INC.,
                               a Nevada corporation

Date:  July 19, 2002           By:  /s/ John J. Brumfield
                                  ------------------------------------------
                                    John J. Brumfield, Chief Financial Officer
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)