Form 10QSB
period 2002-08-31
NBG RADIO NETWORK INC
filed 2002-10-21
CIK 1059366

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2002  Commission File Number:  0-24075


                             NBG RADIO NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                      88-0362102
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                520 SW Sixth Avenue, Suite 750

                         Portland, Oregon                             97204
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


     The registrant has one class of Common Stock with 14,585,651 shares outstanding as of October 12, 2002.

     Transitional Small Business Issuer Disclosure Format (check one):
                                           Yes   [ ]    No  [X].

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------

                             NBG RADIO NETWORK, INC.
                                 BALANCE SHEETS


ASSETS
------
                                                             August 31         August 31       November 30
                                                            (Unaudited)       (Unaudited)       (Audited)
                                                           -------------     -------------    -------------
                                                               2002               2001             2001
                                                           -------------     -------------    -------------
CURRENT ASSETS
Cash and cash equivalents                                  $    290,963      $    399,623      $   321,402
Receivables:
     Accounts receivable, net of allowance for
        doubtful accounts of $60,000 in 2002
        and in 2001                                           3,440,489         4,467,040        3,945,803
     Note receivable                                                  -           167,200                -
     Related-party receivable                                   227,954           219,790          219,354
     Barter exchange receivables                                      -           102,054                -
Sales representation contract agreements, net of
     amortization                                               123,888           497,776          402,637
Prepaid expenses and other current assets                        45,295           261,399           31,148
                                                           -------------     -------------    -------------

     Total current assets                                     4,128,589         6,114,882        4,920,344
                                                           -------------     -------------    -------------

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation and amortization                  111,998           172,255          197,183
GOODWILL, net of amortization                                 1,261,728         5,074,893        2,911,187
INTANGIBLE ASSETS, net of amortization                            8,795         1,446,202          957,093

OTHER ASSETS                                                    115,000           145,000          137,500

                                                           -------------     -------------    -------------
     TOTAL ASSETS                                          $  5,626,110      $ 12,953,232     $  9,123,307
                                                           =============     =============    =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
----------------------------------------------

CURRENT LIABILITIES
     Accounts payable                                      $  1,581,314      $    928,083      $ 1,438,382
     Accrued liabilities                                        383,975           176,339          447,531
     Barter exchange payables                                    21,091                 -           29,339
     Sales representation agreement liabilities               1,090,552           365,588        1,203,095
     Current portion of long-term debt, net of discount       4,551,667                 -          300,000
                                                           -------------     -------------    -------------

     Total current liabilities                                7,628,599         1,470,010        3,418,347
                                                           -------------     -------------    -------------

LONG-TERM DEBT                                                        -         4,121,667        3,929,167

STOCKHOLDERS' (DEFICIT) EQUITY
     Preferred stock, $.001 par value, 5,000,000
        authorized and unissued                                       -                 -                -
     Common stock, $.001 par value; 50,000,000
        common shares authorized 14,585,651,
        14,385,651, and 14,385,651 common
        shares issued  and  outstanding  at August
        31, 2002, August 31, 2001, and
        November 30, 2001 respectively                           14,586            14,386           14,386
     Additional paid-in-capital                              11,450,411        11,290,610       11,290,611
     Retained deficit                                       (13,248,224)       (3,715,901)      (9,306,807)
     Stock subscription receivable                             (219,262)         (227,540)        (222,397)
                                                           -------------     -------------     ------------

     Total stockholders' (deficit) equity                    (2,002,489)        7,361,555        1,775,793
                                                           -------------     -------------    -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                           $  5,626,110      $ 12,953,232     $  9,123,307
                                                           =============     =============    =============

See Accompanying Notes

                             NBG RADIO NETWORK, INC.
                            STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED AUGUST 31,          NINE MONTHS ENDED AUGUST 31,
                                                        (Unaudited)                            (Unaudited)
                                            ------------------------------------    ----------------------------------
                                                 2002                2001                2002               2001
                                            --------------    --------------    --------------     --------------
REVENUES                                    $   2,682,001     $   3,300,823     $   8,436,974      $   9,450,542

DIRECT COSTS                                    1,544,244         2,717,716         5,736,529          7,373,647
                                            --------------    --------------    --------------     --------------
GROSS MARGIN                                    1,137,757           583,107         2,700,445          2,076,895
                                            --------------    --------------    --------------     --------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Wages and employee benefits                  390,925           632,030         1,240,909          1,751,274
     Travel and entertainment                      26,035            76,542            78,955            238,578
     Consulting and professional                  102,480           697,109         1,064,647          1,200,506
     Advertising                                   25,738            26,081            44,139             43,956
     Depreciation and amortization                404,422           410,756         1,165,220            625,920
     Impairment of assets                       1,545,000                 -         1,545,000                  -
     Postage and printing                          26,994            32,814            84,148             92,486
     Rent                                          29,296            23,085            89,509             49,854
     Office supplies                               19,135             9,141            45,175             39,332
     Telephone                                     15,653            15,038            45,010             64,076
     Other expenses                                65,532            60,439           219,309            163,307
                                            --------------    --------------    --------------     --------------
         Total general and administrative
              expenses                          2,651,210         1,983,035         5,622,021          4,269,289
                                            --------------    --------------    --------------     --------------
Loss before provision for other expense
     and income taxes                          (1,513,453)       (1,399,928)       (2,921,576)        (2,192,394)
                                            --------------    --------------    --------------     --------------
OTHER INCOME (EXPENSE)
     Interest income                                  240             1,834             2,296              5,410
     Interest expense                            (336,392)         (254,437)         (978,118)          (274,547)
                                            --------------    --------------    --------------     --------------

Total other expense                              (336,152)         (252,603)         (975,822)          (269,137)
                                            --------------    --------------    --------------     --------------

Loss before provision for income taxes
                                               (1,849,605)       (1,652,531)       (3,897,398)        (2,461,531)
Provision for income taxes                              -                 -             4,548                  -
                                            --------------    --------------    --------------     --------------
Net loss from continuing operations            (1,849,605)       (1,652,531)       (3,901,946)        (2,461,531)
                                            --------------    --------------    --------------     --------------
Discontinued operations
     Loss from discontinued operations of
         NBG Solutions, Inc.
                                                  (19,124)         (126,103)          (39,471)          (331,444)
                                            --------------    --------------    --------------     --------------
Net loss                                    $  (1,868,729)    $  (1,778,634)    $  (3,941,417)     $  (2,792,975)
                                            ==============    ==============    ==============     ==============

Basic and diluted loss per share
     Continuing operations                  $       (0.13)    $       (0.12)    $       (0.27)     $       (0.20)
     Discontinued operations                            -                 -                 -                  -
                                            --------------    --------------    --------------     --------------

                                            $       (0.13)    $       (0.12)    $       (0.27)     $       (0.20)
                                            ==============    ==============    ==============     ==============

Weighted average number of shares
     outstanding - basic and diluted           14,585,651        14,365,851        14,496,762         13,791,470
                                            ==============    ==============    ==============     ==============

See Accompanying Notes

                             NBG RADIO NETWORK, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY


                                                               Additional                          Stock
                                                                 Paid-In        Retained        Subscription
                                       Common Stock              Capital         Deficit        Receivable        Total
                                 --------------------------    ------------    ------------     ------------    -----------
                                   Shares         Amount
                                 -----------     ----------
BALANCE, November 30, 2000
     (audited)                   12,321,831      $  12,322     $ 6,795,719     $  (922,926)      $  (14,113)     $5,871,002
Issuance of common shares         1,351,920          1,352       1,800,568               -                -       1,801,920
Exercise of options                 577,900            578         312,458               -                -         313,036
Issuance of common shares and
     common share subscription
     for services                   134,000            134         231,866               -         (228,000)          4,000
Services provided for payment
     of subscribed shares                 -              -               -               -           19,716          19,716
Allocated value of warrants
     issued in debt financing             -              -       2,150,000               -                -       2,150,000
Net loss for the year                     -              -               -      (8,383,881)               -      (8,383,881)
                                 -----------     ----------    ------------    ------------     ------------    -----------
BALANCE November 30, 2001
     (audited)                   14,385,651      $  14,386     $11,290,611     $(9,306,807)     $  (222,397)     $1,775,793
Issuance of Common Shares           200,000            200         159,800               -                -         160,000
Service provided for payment
     of subscribed shares                 -              -               -               -             3,135          3,135
Net loss for the period                   -              -               -      (3,941,417)                -     (3,941,417)
                                 -----------     ----------    ------------    ------------     ------------    -----------
BALANCE  August 31, 2002
     (unaudited)                 14,585,651      $  14,586     $11,450,411     $(13,248,224)    $ (219,262)     $(2,002,489)
                                 ===========     ==========    ============    ============     ============    ===========

See Accompanying Notes

                             NBG RADIO NETWORK, INC.
                            STATEMENTS OF CASH FLOWS

                                                                           NINE MONTHS ENDED AUGUST 31,
                                                                                   (Unaudited)
                                                                       -------------------------------------
                                                                             2002                 2001
                                                                       ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                          $    (3,941,417)     $    (2,792,975)
     Adjustments to reconcile net loss to cash from operating
         activities:
         Depreciation and amortization                                       1,167,664              625,920
         Impairment of assets                                                1,545,000                    -
         Shares issued for services                                                  -                4,000
         Amortization of discount on long-term debt                            322,500               71,667
         Services provided in payment of subscribed shares                       3,135               14,573
     Changes in assets and liabilities:
         Accounts receivable                                                   505,314            (546,341)
         Unbilled receivable                                                         -              195,739
         Net change in barter exchange receivable and payable                   (8,248)             (20,173)
         Prepaid expenses and other current assets                             (14,147)            (283,841)
         Sales representation agreement amortization                           278,749            2,440,473
         Net change in programming contract liabilities                       (112,543)          (2,962,139)
         Accounts payable                                                      142,932              269,214
         Accrued liabilities                                                    96,444               12,427
                                                                       ----------------     ----------------

         Net cash from operating activities                                    (14,617)          (2,971,456)
                                                                       ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash paid for acquisition of GFEC                             $             -      $    (5,253,689)
     Increase in related party notes receivable                                 (8,600)            (137,548)
     Acquisition of property and equipment                                      (7,222)              (7,262)
                                                                       ----------------     ----------------
         Net cash from investing activities                                    (15,822)          (5,398,499)
                                                                       ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                          $             -      $     1,801,920
     Proceeds from stock options exercised and issuance
        of common stock                                                              -              313,035
     Borrowings of long-term debt                                                                 6,200,000
     Net payments on line of credit                                                  -             (400,000)
                                                                       ----------------     ----------------
         Net cash from financing activities                                          -            7,914,955
                                                                       ----------------     ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (30,439)            (455,000)
CASH, beginning of year                                                        321,402              854,623
                                                                       ----------------     ----------------

CASH, end of year                                                      $       290,963      $       399,623
                                                                       ================     ================

                             NBG RADIO NETWORK, INC.
                            STATEMENTS OF CASH FLOWS

                                                                           NINE MONTHS ENDED AUGUST 31,
                                                                                   (Unaudited)
                                                                       -------------------------------------
                                                                             2002                 2001
                                                                       ----------------     ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
     Cash paid for interest                                            $       486,614      $        48,188
                                                                       ================     ================

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING  ACTIVITIES
     Issuance of common stock in payment of accrued
        expenses                                                       $       160,000      $             -
                                                                       ================     ================
     Allocated value of warrants issued in debt financing              $             -      $     2,150,000
                                                                       ================     ================
     Capitalization of programming contract assets and
        recognition of related liabilities                             $             -      $       288,000
                                                                       ================     ================
     Issuance of common stock subscription receivables for
        services                                                       $             -      $       228,000
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

In June 2001, NBG completed the acquisition of Glenn Fisher Entertainment Corporation ("GFEC") (see Note 5), which became a wholly owned subsidiary of the Company involved in the creation, production, and distribution of national radio programs. The Company also owns NBG Solutions, Inc. ("Solutions"), a wholly owned subsidiary involved in providing design, installation, and support for interactive kiosks. The Company discontinued operations of Solutions on July 11, 2002 (see Note 6). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements include the accounts of NBG and its wholly owned subsidiaries, Solutions and GFEC, after elimination of intercompany transactions and balances.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants. The Company's annual report contains audited financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended August 31, 2002 are not necessarily indicative of results to be anticipated for the year ending November 30, 2002.

NOTE 3 - REVENUE RECOGNITION

The Company recognizes revenues from the sale of advertising after the commercial advertisements are broadcast. This is generally billed monthly. If the Company is required to guarantee a certain rating as a condition of the sale, then revenue is not recognized until the advertisement is broadcast and the Company has confirmed it delivered the required rating. Revenues recognized from the design, installation, and support for interactive kiosks produced through Solutions are recognized when the product is delivered or services performed.

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

The acquisition was accounted for as a purchase. Accordingly, the excess of the fair value of assets acquired over liabilities assumed was recognized as goodwill, and is being amortized over its expected useful life of five years. In addition, identifiable intangible assets have been recognized and will be amortized over the lives of the underlying assets, which have a weighted average life of 2.5 years. The following summarizes the fair value of the assets acquired and liabilities assumed in the Company's purchase of GFEC.

Goodwill                                                         $ 4,332,443
Identifiable intangibles                                           1,518,688
Assets acquired                                                      971,037
Liabilities assumed                                               (1,541,743)
                                                                 ------------

Total cash paid for GFEC                                         $ 5,280,425
                                                                 ============

Prior to the acquisition, NBG and GFEC entered into contracts through which NBG obtained the right to the advertising inventory within GFEC radio programs. The contracts entered into between the two parties required NBG to pay a flat-fee for the rights to the advertising on programs three months in advance of the actual broadcasting of the show.

Under these contracts and for the entire period of the contracts, NBG assumed both the performance risk of selling the advertising within the radio programs and the market risks of fluctuations in advertising rates until the program aired. For each of the sales representation agreements with GFEC, NBG entered into contracts with GFEC that unconditionally obligated the Company for payments to GFEC whether or not the acquired programs aired on the Company's network at any time during the contract period. Therefore, when sales representation agreements were established, NBG recognized a liability equal to the sum of required payments that generally extended from 12 to 18 months. Simultaneously, NBG recognized an asset representing the unamortized right and interest in the sales representation agreements. This asset was amortized during the contract period as advertising revenues were recognized. At the time the contracts were established, GFEC recognized a contract receivable for amounts due from NBG and deferred revenue. As payments were made on the contracts, NBG reduced the contract liability and GFEC would reduce the contract receivable.

At the date of acquisition, GFEC's intercompany receivable of $924,250 and intercompany payable of $1,653,228 were eliminated.

As part of the acquisition by NBG, Glenn Fisher, the former president and sole shareholder of GFEC, entered into a three-year consulting agreement with NBG. Terms of the consulting agreement provided for monthly payments of $16,667 to Mr. Fisher for the three-year period covered by the agreement. The Company and Mr. Fisher agreed to terminate Mr. Fisher's consulting agreement on June 1, 2002. All payments under the agreement were discontinued and Mr. Fisher was released from all representations and warranties contained in the transactional documents relating to the GFEC acquisition.

NOTE 6 - DISCONTINUED OPERATION

On July 11, 2002, Solutions filed articles of dissolution. Since filing its articles of dissolution, Solutions has limited its operations to collecting and disposing of its business assets and negotiating with its creditors for the satisfaction of its outstanding debts. As of August 31, 2002, Solutions had total assets of approximately $80,000, net accounts receivable of $37,731, long-lived assets of $10,510, accounts payable of $102,277, and no secured creditors. Solutions's management does not believe that Solutions will have sufficient assets to satisfy all outstanding debts. It has notified all known creditors and other claimants of the situation. Management intends to dispose of Solutions's assets and distribute the proceeds to the creditors on a pro rata basis.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operations of Solutions are reported as discontinued operations in the statement of operations. Operating results from Solutions were as follows:

                                       Three months ended August 31,         Nine months ended August 31,
                                     ----------------------------------    ---------------------------------
                                          2002               2001               2002              2001
                                     ---------------    ---------------    ---------------    ---------------
Revenues                             $       50,829     $      385,493     $      540,695     $      907,677
Direct costs                                (40,683)          (319,974)          (331,977)           694,508
                                     ---------------    ---------------    ---------------    ---------------
Gross margin                                 10,146             65,519            208,718           213,169
General and administrative expenses
                                            (29,270)          (191,622)          (248,189)         (544,613)
                                     ---------------    ---------------    ---------------    ---------------
Net loss                             $      (19,124)    $     (126,103)    $     (39,471)     $    (331,444)
                                     ===============    ===============    ===============    ===============

NOTE 7 - ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred significant losses in 2002 and had incurred additional losses in other years since its inception in 1996 such that, as of August 31, 2002, the Company had recorded a retained deficit of $13,248,224. Furthermore, the Company is subject to several restrictive borrowing covenants, which are contained in its Credit Facility Agreement with MCG Finance Corporation ("MCG") dated June 29, 2001.

As of August 31, 2002, the Company was unable to meet three of these borrowing covenants and as a result, repayment of the Company's outstanding indebtedness to MCG may be accelerated and the Company may be unable to meet the accelerated repayment requirements. The Company failed to meet one or more of these covenants on November 30, 2001, and on May 31, 2002. MCG agreed to waive these violations. On August 31, 2002, the Company failed to meet the minimum quarterly adjusted operating cash flow covenants, the minimum twelve-month adjusted operating cash flow covenant, and the minimum cumulative revenue covenant. While the Company is negotiating with MCG, it has not received a waiver for these covenant violations. Without a waiver, the Company is considered in default. MCG may, after providing notice to the Company, demand repayment of the entire outstanding balance of the credit facility and foreclose on the Company's assets. In addition, MCG may demand that the Company pay an addition 3% in interest during the period of default. As of October 15, 2002, the Company has not received notice from MCG demanding accelerated repayment or additional interest. Therefore, the Company has recorded its obligation to MCG as a current liability.

The amount of the current liability owed to MCG reflects a discount to the amount actually owed by the Company. When it entered into the credit facility, the Company received $6.2 million from MCG in exchange for a promissory note with a face value of $6.2 million and an option to acquire warrants to purchase shares of the Company's common stock. In order to reflect the value of this option in accordance with Emerging Issues Task Force Abstract 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", it was necessary to discount the face value of the promissory note by $2,150,000 at the time the debt was issued. This discount was recorded in the consolidated financial statements for the year ended November
30, 2001 as an increase to additional paid in capital. Accordingly, the Company's balance sheet does not reflect the full face value of the debt owed MCG. If MCG accelerated the entire amount actually owed, the Company would be required to pay $6,533,137, comprised of $1,648,336 representing the unamortized balance of the discount, $333,134 in accrued and deferred interest payable, and $4,551,667 representing the carrying value of the outstanding principal balance of long-term debt.

A national economic recovery could improve operational performance. Nevertheless, the Company will continue to attempt to increase profitability and cash flow by eliminating programs that do not achieve required profitability ratios and reducing its production and operational expenses. The Company has renegotiated its contractual agreements with its hosts and producers allowing the Company to either pay the host or producer a percentage of the revenue generated by the program, or reducing the guaranteed payment to the host or producer. The Company has successfully negotiated with selected creditors more favorable repayment terms that will assist in maintaining appropriate levels of cash flow to sustain operating activities.

However, the Company's ability to operate as a going concern is dependent on its ability to regain and sustain profitable operations; to restructure its current debt covenants and comply with these covenants in the future; and, to generate sufficient cash flow from operations to meet its obligations as they become payable. If the Company is unable to achieve these measures it will be necessary to seek additional funding. There is no assurance that the Company will be able to locate a source of financing willing to offer terms satisfactory to the Company. In addition, the credit facility places restrictions on the Company's ability to issue equity instruments, pay dividends, repurchase its stock, and incur indebtedness. The terms of an Option and Warrant Agreement between the Company and MCG provide MCG with certain antidilution provisions, which may further complicate the Company's ability to issue additional equity securities in the future. Although no assurances can be given, management believes that the Company will be able to continue operations into the future. Accordingly, no adjustment has been made to the accompanying consolidated financial statements in anticipation of the Company not being able to continue as a going concern.

NOTE 8 - IMPAIRMENT OF ASSETS

The Company's acquisition of GFEC was accounted for using the purchase method of accounting, under which the excess of the fair value of assets acquired over liabilities assumed was recognized as goodwill and was anticipated to be amortized over an expected useful life of five years. In addition, identifiable intangible assets were recognized at the time of acquisition and have been amortized over the lives of the underlying assets, which were expected to have a weighted average life of 2.5 years. Since the acquisition, management has continuously evaluated the long-term viability of these programs acquired from GFEC. For the year ended November 30, 2001, management determined that a partial impairment of intangible assets had occurred since certain agreements were terminated because underlying radio programs were unable to attain adequate market share on a national scale. Accordingly, an impairment charge of $1,600,000 was recognized for the year ended November 30, 2001. Based on management's continuing evaluation of the commercial viability of these programs, the Company's plans for future program operations, and management's analysis of the future expected undiscounted cash flows of each program acquired from GFEC, the Company determined during the quarter ending August 31, 2002 that the carrying value of the goodwill and identifiable intangible assets associated with some of these programs would also not be fully recoverable. Accordingly, the Company recorded an impairment charge of $1,545,000, representing writedowns of recorded goodwill by $1,028,000 and other identifiable intangible assets by $517,000. These amounts were calculated based upon the present value of estimated expected future cash flows using a discount rate commensurate with an evaluation of the risk involved.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Forward Looking Statements
--------------------------

         The information set forth below relating to matters that are not historical facts are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties which could cause actual results to differ materially from those contained in such forward looking statements. Such risks and uncertainties include, but are not limited to, the following:

o Our revenues depend on radio advertising spending. The Company generates its revenues from the sale of radio advertising. If overall advertising spending declines or if advertisers shift their resources to other forms of advertising, such as newspapers, magazines, or television, the Company's ability to generate revenues could suffer.

o We are competing against much larger companies with significantly more resources. According to Radio Advertising Bureau, the network radio advertising business is a $910 million industry. We estimate that 85% of this industry is controlled by Clear Channel Communications, Inc. (owners of Premiere Radio Networks, Inc.), ABC Radio Networks, and Infinity Broadcasting Corporation (owners of Westwood One). These companies have significantly more resources, capital, and market control than our company. In addition to syndicating radio programming, these companies also own and operate thousands of radio stations. We currently air many of our programs on the radio stations owned and operated by these companies. Our future financial success will depend on our ability to continue airing our programs on these stations. If any of these companies denied us access to their stations, it would adversely effect our businesses.

o Our business may be harmed if we lose the services of certain key employees. Our success depends largely on the skills, experience, and performance of key employees, particularly John A. Holmes, John J. Brumfield, and Dean R. Gavoni. If we lost one or more of these key employees, our business and financial performance could suffer.

o Our success depends on our ability to place our programs on radio stations. Our revenues result from the sale of advertising time. We obtain that advertising time by exchanging our programming with radio stations for advertising time on those stations. Our success depends on our ability to establish and maintain relationships with radio stations willing to air our programming.

o Our revenues depend on the popularity and listener ratings of our programs. Radio programs that are popular and have high listener ratings are more likely to be aired by radio stations. In addition, advertisers will typically pay more to advertise on programs with high ratings. Our success depends on the ratings of our programs. If the ratings for our programs decline, radio stations will be less likely to air our programming. If radio stations drop our programming, we will have less advertising available for sale. In addition, a decline in ratings may also require us to reduce our advertising rates, which could cause a reduction in our revenues.

o Our success depends on our ability to retain successful programs and services. We secure the rights to syndicate our programming by entering into contracts with the program's hosts. Our success depends on our ability to maintain a positive relationship with the program's hosts. In addition, our business success also depends on our ability to re-sign the hosts of our successful programs when their contracts expire.

o Our success also depends on our ability to predict the public's taste with respect to radio programs. Our ability to produce successful programs depends on our ability to predict the public's taste. If we are unable to predict the public's taste with respect to radio programs, our programming may not generate sufficient ratings to be commercially viable.

o We depend on an independent sales representation firm to sell a significant portion of our revenues. While we have our own sales force to sell our advertising time, we have historically relied on an independent sales representation firm to help us sell a significant portion of our advertising time. If our sales representation firm is unable to sell our advertising time, our financial performance may suffer.

o We may need additional financing which could be difficult to obtain without the permission of our lender. Our credit facility contains numerous restrictive covenants that restrict our ability to raise capital. These restrictions limit our ability to borrow additional funds or sell our securities. As a result, it will be difficult for us to raise additional financing without the permission of our lender. There is no guarantee that our lender will permit us to raise additional funds. Even if we receive our lender's permission, there is no guarantee that we could obtain financing on acceptable terms or in a sufficient amount to meet our needs.

o We are currently in default on our credit facility. On August 31, 2002, we failed to meet three financial covenants in our credit facility. Under the terms of the credit facility, this constitutes an "Event of Default." During an "Event of Default," our lender may, after providing notice, choose to accelerate repayment of the outstanding balance on the credit facility and foreclose on the Company's assets. We do not have sufficient funds to repay the outstanding balance on the credit facility. There is no guarantee that we could raise these funds through its financing activities.

o Our financial success depends on our ability to renegotiate the terms of our credit facility. As stated above, we are currently in default on our credit facility. We may not be able to generate sufficient cash flows from our operations to maintain the current interest and principal repayment schedule set forth in the credit agreement. If we cannot generate sufficient cash flows from our operations, there is no guarantee that we will be able to obtain sufficient financing to our debt. As a result, we believe that our future financial success will depend on whether we can successfully renegotiate the terms of our credit facility with our lender.

Three Months and Nine Months Ended August 31, 2002 and 2001
-----------------------------------------------------------

         Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended November 30, 2001, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three and nine month periods ended August 31, 2002, compared to the results of operations for the three and nine month periods ended August 31, 2001, and to changes in the Company's financial condition from November 30, 2001 to August 31, 2002.

         REVENUES. Total revenues for the three months ended August 31, 2002 were $2,682,001 compared to revenues of $3,300,823 for the same period in 2001, representing a decrease of $618,822, or 19%. For the nine months ended August 31, 2002, total revenues were $8,436,974 representing a decrease of $1,013,568, or 11% compared to the same period in 2001. The Company's decline in revenue resulted from two factors. First, due to overall economic conditions, industry-wide advertising rates have fallen significantly in 2002 compared to the rates seen in the same period in 2001. Second, the Company has less commercial broadcast time available for sale compared to the same periods in 2001. The reduction of commercial broadcast time resulted from the cancellation of four programs that the Company determined were not generating sufficient revenues to be commercially viable. The Company is developing four new programs to replace the cancelled shows. However, these programs are still in development and hence are not generating significant revenues.

On August 15, 2002, the Company terminated its relationship with its sales representation firm, Dial Communications-Global Media, Inc. ("Dial"). For the last two years, the Company had relied on Dial to sell a substantial portion of its advertising time. While Dial's sales have accounted for approximately half of the Company's revenues in the last two years, Dial had consistently failed to meet its predetermined sales goals. As a result, the Company felt that a change was necessary and hired a new sales representation firm, True Measure, Inc ("TMI"). While the transition from Dial to TMI has been going well, the Company expects that the termination of Dial will effect its revenues in the next fiscal quarter and possibly into the next fiscal year. Some advertisers cancelled their purchases following the termination of the Company's relationship with Dial. In addition, the Company expects that TMI will require some time to become familiar with the Company's programming.

Solutions' revenues decreased from $385,493 for the three months ended August 31, 2001 to $50,829 for the three months ended August 31, 2001. As explained in
Note 6, Solutions was dissolved on July 11, 2002. The Company decided to take this action because Solutions had been unable to develop new clients and generate sufficient revenues. Solutions' operations are now limited to collecting and liquidating its assets and negotiating repayment terms with its creditors. The Company does not expect to generate any future revenues or incur significant expenses from Solutions.

         DIRECT COSTS. Direct costs for the three months ended August 31, 2002 and 2001 were $1,544,244 and $2,717,716, respectively, representing a decrease of $1,173,472, or 43%. For the nine months ended August 31, 2002 direct costs decreased $1,637,118, or 22% compared to the same period last year. Several factors contributed to the reduction in the Company's direct costs. First, most of the Company's agreements with its hosts and program producers are now structured to compensate the host or producers based on a percentage of revenue generated from the respective program, rather than a guaranteed payment to the hosts. As the Company's revenues declined as a result of the drop in advertising rates, so did its obligations to compensate its hosts and producers. Second, to reflect the depressed economic conditions in the radio industry, the Company renegotiated several guaranteed contract payments with hosts and producers. These hosts or producers agreed to accept reduced guaranteed payments recognizing the economic conditions that exist. Third, the Company was able to reduce costs by eliminating programs that were not maintaining ratings and achieving the profitability ratios required by the Company. Fourth, the Company was able to reduce the costs of the programs that it produces internally. Finally, the Company reduced the amount of weekday advertising time that it purchased through its affiliate stations agreements. The combination of these factors allowed the Company to reduce its costs in declining economic conditions.

         GROSS MARGIN. Gross margin for the three months ended August 31, 2002, was $1,137,757, an increase of $554,650, or 95%, compared to the same period 2001. For the nine months ended August 31, 2002, gross margin increased
$623,550,  or 30%  compared  to the same  period  last year.  Despite  declining revenues, the Company was able to significantly improve its gross margin by controlling its direct costs. In particular, the Company's decision to renegotiate compensation agreements with its hosts from guaranteed payment to amounts based on a percentage of program revenues has allowed the Company to improve its gross margins despite a decline in revenues. In addition, the cancellation of unprofitable programs and reduction in affiliate station expenses contributed to the improvement in the Company's gross margin.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended August 31, 2002, were $2,651,210, representing an increase of $668,175, or 34% over the same period in 2001. The increase in general and administrative expense during this three-month period was primarily a result of the Company's $1,545,000 impairment charge (See Note
8). For the nine months ended August 31, 2002, general and administrative expenses were $5,622,021 representing an increase of $1,352,732, or 32%. The increase in the Company's general and administrative expense during this nine-month period resulted from three factors. First, the Company incurred a substantial impairment charge in the third quarter of 2002. Second, the Company's depreciation and amortization expense increased $539,300 primarily from the amortization of intangible assets and goodwill acquired in the GFEC acquisition. Third, the Company incurred $600,000 in fees charged by its lender, which were recorded as expenses in the first quarter of 2002. Combined, these three factors increased the Company's general and administrative expenses by $2,684,300 in the first nine months of 2002 compared to the same period in 2001. The Company offset a substantial portion of these increased expenses by reducing its staff by over 45%, reducing the compensation for all remaining employees, reducing the Company's travel and entertainment budget, and eliminating the Company's investor relations campaign.

         OTHER INCOME (EXPENSES). For the three months ended August 31, 2002 and 2001, the Company included a net interest expense of $336,392 and $252,603, respectively. Net interest expense for the nine months ended August 31, 2002 and 2001, were $975,822 and $269,137, respectively. Interest expense increased due to the interest charged on the Company's outstanding obligation to its lender under the credit facility.

         INCOME TAXES. For the three months ending on August 31, 2002 and 2001, and for the nine months ending August 31, 2001, the Company made no payment or provision for income tax. For the nine months ending August 31, 2002, the Company paid $4,548 in estimated taxes due, resulting from the GFEC acquisition in 2001.

         NET LOSS AND EARNINGS PER SHARE. Net loss for the three months ended August 31, 2002, was $1,868,729, or $0.13 per share. Net loss for the three months ended August 31, 2001 was $1,778,634, or $0.12 per share. For the nine months ended August 31, 2002, and August 31, 2001, the net loss was $3,941,417 and $2,792,975 respectively. Overall, the Company's net loss in 2002 is a result of several factors. First, the Company's revenues have declined as a result of the economic conditions in the radio industry and the cancellation of several of its programs. Second, the Company incurred a substantial impairment charge in addition to significant increases in its depreciation and amortization expenses since its acquisition of GFEC. Finally, the violation of a loan covenant on November 30, 2001, caused the Company to incur certain fees charged by its lender, which were recorded as an expense during the first quarter of the 2002 fiscal year.

Basic and diluted earnings per share are based upon a weighted average of 14,585,651 and 14,365,851 shares outstanding on August 31, 2002, and August 31, 2001, respectively.

Liquidity and Capital Resources
-------------------------------

      Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities. However, the Company's working capital has significantly declined. On August 31, 2002, the Company had a working capital deficit of $3.50 million compared to a working capital surplus of $4.64 million on August 31, 2001. The largest factor contributing the Company's decrease in working capital was the reclassification of its credit facility as a current liability.

         On June 29, 2001, the Company entered into a $6.2 million credit facility with MCG Finance Corporation ("MCG"). The proceeds from the credit facility were primarily used to finance the Company acquisition of GFEC and to retire the Company's line of credit. The credit facility is secured by all of the Company's assets, including its intellectual property and the stock of its subsidiaries. The credit facility is structured to allow for the possibility of an additional $10 million in future financing. The interest rate on the amounts outstanding under the credit facility is comprised of two parts; a deferred fixed rate of 3.0% and a variable rate. On August 31, 2002, the variable interest rate equaled 9.8624% per annum. The variable portion of the interest rate is due quarterly while the deferred fixed portion is due upon the termination of the credit facility. The credit facility terminates in June 2006 unless prepaid earlier by the Company.

         The terms of the credit facility require the Company to comply with several affirmative and negative covenants. These covenants include interest coverage ratios, total charge coverage ratios, cash flow leverage ratios, maximum programming obligations and affiliate stations expenses, minimum adjusted operating cash flow, maximum capital expenditures, restrictions on the issuance of equity instruments or additional indebtedness, as well as other elements. These covenants are typically measured on a quarterly basis. The Company failed to meet one or more of these covenants on November 30, 2001, and on May 31, 2002. MCG agreed to waive these violations by amending the terms of the credit facility on February 28, 2002, and on July 19, 2002. On August 31, 2002, the Company failed to meet the minimum quarterly adjusted operating cash flow covenant, the minimum twelve-month adjusted operating cash flow covenant, and the minimum cumulative revenue covenant. The failure to meet these covenants constitutes and "Event of Default" under the terms of the credit facility. During an "Event of Default," MCG may, after giving notice to the Company, accelerate the repayment of the outstanding principal and accrued interest and foreclose on the Company's assets. In addition, MCG may also charge the Company an additional 3% in interest during the Event of Default. As of October 21, 2002, MCG has not notified the Company of its intent to exercise any of these options.

         While the Company failed to meet these financial covenants, it has made all principal and interest payments required under the current terms of the credit facility. The Company's management believes that it will generate sufficient cash flows from its operations to continue making these payments through the end of the 2003 fiscal year. The Company is currently working with MCG to restructure the terms of the credit facility. Unless the credit facility is restructured, the Company anticipates that it will need to raise additional capital to servicing its debt. The terms of the credit facility place restrictions on the Company's ability to issue equity instruments, pay dividends, repurchase its stock, and incur indebtedness. The terms of an Option and Warrant Agreement between the Company and MCG provide MCG with certain antidilution provisions, which may further complicate the Company's ability to issue additional equity securities in the future. Given these restrictions and the current economic climate, the Company is uncertain whether it can raise sufficient capital to continue servicing its debt.

         Given the Company's covenant violations, it recorded the amounts owed under its credit facility as a current liability. Recording this debt as a current liability accounted for almost one-half of the Company's decrease in working capital. In addition to the covenant violation in the credit facility, the following factors also contributed to the Company's reduction in working capital:

         o the reduction of accounts receivable due to lower advertising rates and less commercial advertising time available for sale; and

         o an increase in accounts payable and sales representation agreement liabilities resulting from the Company's negotiation of extended repayment terms with its creditors.

         The Company's increase in accounts payable is primarily a result of certain fees charged by MCG. These fees, which total $600,000, account for 38% of the Company's account payable. According to its agreement with MCG, these fees become payable if the Company closes a corporate development or financing transaction, such as a merger or acquisition, before November 30, 2002. If the Company does not close on such a transaction before November 30, 2002, then the Company is required to make a payment to its lender equal to the lesser of 25% of (1) the amount of the fees, or (2) its excess cash flow for the trailing twelve-month period ending November 30, 2002. If the Company does not generate sufficient cash flows to pay the lender the entire amount of fees owed, then the remaining balance of the fees owed will be added to the outstanding principal balance of the Company's credit facility.

         The Company is attempting to improve its cash flow from operations. The Company's net cash flows used in operations for the nine months ending August 31, 2002, were $14,617, compared with cash flows used in operations of $2,971,546 for the same period in 2001. During the first quarter of the current fiscal year, the Company's net cash flows used in operations were $128,574. In the second quarter, the net cash flows used in operation were $51,987. In the third quarter, the Company generated $165,944 in cash flows from operations. The improvement in the Company's cash flows from operations is primarily a result of the cost cutting measure instituted by the Company's management at the beginning of the fiscal year. In addition, the Company negotiated with several of its vendors for extended repayment terms on the Company's outstanding accounts payable.

         The Company's management believes that its cash flow from operations will allow the Company to finance its prospective needs for capital over the next twelve months. However, this assumes that MCG does not accelerate repayment on the credit facility and the Company is able to continue making progress improving its cash flows from operations. In the long term, the Company's management believes that the Company must either restructure the terms of its credit facility or find a source of alternative financing. As discussed earlier, the terms of the credit facility along with the current economic climate will make finding a source of alternative financing difficult. The Company may not be able to locate an alternative source of financing. Even if a source of financing could be located, it may not offer terms acceptable to the Company. While the Company will continue considering alternative financing sources, it will focus its efforts negotiating with MCG for a restructuring of the terms of its credit facility.

Recently Issued Accounting Standards
------------------------------------

         In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial

Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and is effective for fiscal years beginning after May 31, 2002. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. As allowed, the Company early adopted SFAS No. 144, which did not have a material impact on the Company's consolidated financial statements.

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

         On December 1, 2002, the Company will no longer amortize goodwill. Based on the current recorded balance of goodwill, this accounting change will reduce annual amortization expense by approximately $270,000. The impact of ceasing to record goodwill amortization will be an increase in the Company's annual net income, after taxes, of approximately $180,000.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

(b)      Changes in internal controls.  There were no significant changes in the
         Company's   internal   controls   or  in  other   factors   that  could
         significantly affect those controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION
---------------------------

Item 4. Defaults Upon Senior Securities.
----------------------------------------

On August 31, 2002, the Company failed to meet three financial covenants in its Credit Facility Agreement with MCG. The failure to meet these covenants constitutes an "Event of Default" under the terms of the credit facility.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      Exhibits

         99.1     Certification of John A. Holmes

         99.2     Certification of John J. Brumfield

(b) No reports on form 8-K were required to be filed during the quarter ended August 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NBG RADIO NETWORK, INC.,
                              a Nevada corporation

Date:  October 21, 2002       By:  /s/ John J. Brumfield
                                   ---------------------------------------------
                                   John J. Brumfield, Chief Financial Officer
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer)

I, John A. Holmes III, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of NBG Radio Network, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002

                                 /s/ John A. Holmes III
                                 --------------------------------------------
                                 John A. Holmes III, President and
                                 Chief Executive Officer

I, John J. Brumfield, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of NBG Radio Network, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002

                                 /s/ JOHN J. BRUMFIELD
                                 --------------------------------------------
                                 John J. Brumfield, Chief Financial Officer and Vice President, Finance

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

99.1     Certification of John A. Holmes

99.2     Certification of John J. Brumfield